Form 10-Q
period 1995-03-31
FORTIS BENEFITS INSURANCE CO
filed 1995-05-15
CIK 823533

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                to

                         Commission file number 33-46620


                        FORTIS BENEFITS INSURANCE COMPANY
- - - - -------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


             MINNESOTA                                    81-0170040
- - - - ---------------------------------                   --------------------------
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                        Identification No.)


500 BIELENBERG DRIVE, WOODBURY, MN                                55125
- - - - -----------------------------------                          ------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:
          612-738-5590

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X    No
                        ----     ----

                        FORTIS BENEFITS INSURANCE COMPANY
                                 BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                March 31,          December 31,
                                                                                  1995                 1994
                                                                             -------------       ---------------
ASSETS                                                                        (unaudited)
Investments
   Fixed maturities, at fair value (amortized cost: $1,810,104 at
     March 31, 1995, $1,749,347 at December 31, 1994)                        $   1,800,004       $   1,674,782
   Equity securities, at fair value (cost: $68,268 at March 31,
     1995, $51,937 at December 31, 1994)                                            77,757              64,552
   Mortgage loans on real estate                                                   515,019             452,547
   Policy loans                                                                     50,401              49,221
   Short-term investments                                                          139,103             117,562
   Real estate and other investments                                                11,418              13,441
                                                                             -------------       -------------
                                                                                 2,593,702           2,372,105

Cash                                                                                 3,430              10,888

Receivables:
   Uncollected premium                                                              44,282              40,667
   Reinsurance recoverable on paid and unpaid losses                                12,941               6,845
   Due from affiliates                                                               3,171               2,220
   Other                                                                             5,217              12,593
                                                                             -------------       -------------
                                                                                    65,611              62,325

Accrued investment income                                                           37,319              38,584
Deferred policy acquisition costs                                                  236,152             232,198
Property and equipment, at cost, less
     accumulated depreciation                                                       56,680              56,939
Deferred federal income taxes                                                       26,689              48,509
Other assets                                                                         1,114               1,120
Assets held in separate accounts                                                 1,357,392           1,212,910
                                                                             -------------       -------------
                                                                             $   4,378,089       $   4,035,578
                                                                             -------------       -------------
                                                                             -------------       -------------


                                 See accompanying notes.


                                                                         March 31,       December 31,
                                                                           1995              1994
                                                                         -------------   -------------
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY                          (unaudited)
POLICY RESERVES AND LIABILITIES
   Future policy benefit reserves:
      Traditional life insurance                                        $     383,882  $     373,469
      Interest sensitive and investment products                            1,008,662        912,653
      Accident and health                                                     807,087        791,745
                                                                        -------------  -------------
                                                                            2,199,631      2,077,867

   Unearned premiums                                                           18,426         16,145
   Other policy claims and benefits payable                                   171,994        169,864
   Policyholder dividends payable                                               6,748          6,793
                                                                        -------------  -------------
                                                                            2,396,799      2,270,669

   Accrued expenses                                                            43,892         45,905
   Current income taxes payable                                                 2,140          4,352
   Deferred federal income taxes
   Other liabilities                                                           70,867         32,416
   Liabilities related to separate accounts                                 1,336,498      1,208,039
                                                                        -------------  -------------
                                                                            3,850,196      3,561,381

SHAREHOLDER'S EQUITY
   Common stock, $5 par value, 1,000,000
     shares authorized, issued and outstanding                                  5,000          5,000
   Additional paid-in capital                                                 358,000        358,000
   Retained earnings                                                          164,720        153,551
   Unrealized loss on available-for-sale securities, net of
     deferred tax benefit of $563 at March 31, 1995 and
     $23,104 at December 31, 1994                                             (1,046)       (42,908)
   Unrealized gain on assets held in separate accounts,
     net of deferred taxes of $656 at March 31, 1995
     and $298 at December 31, 1994                                              1,219            554
                                                                        -------------  -------------
                                                                              527,893        474,197
                                                                        -------------  -------------
                                                                        $   4,378,089  $   4,035,578
                                                                        -------------  -------------
                                                                        -------------  -------------

                                 See accompanying notes.

                        FORTIS BENEFITS INSURANCE COMPANY
                              STATEMENTS OF INCOME
                                 (In thousands)
                                   (unaudited)


                                                                                Three months ended
                                                                                     March 31,
                                                                               1995            1994
                                                                         -------------    -------------

REVENUES
   Insurance operations:
      Traditional life insurance premiums                                   $  57,095      $  47,023
      Interest sensitive and investment product policy charges                 11,205          8,445
      Accident and health premiums                                            215,084        186,664
                                                                          -----------      ---------
                                                                              283,384        242,132
   Net investment income                                                       47,519         38,478
   Realized gains (losses) on investments                                        (492)         3,537
   Other income                                                                 8,320          7,486
                                                                          -----------      ---------
                           TOTAL REVENUES                                     338,731        291,633

BENEFITS AND EXPENSES
   Benefits to policyholders:
      Traditional life insurance                                               46,355         35,409
      Interest sensitive and investment products                               16,155         12,808
      Accident and health                                                     169,382        152,721
                                                                          -----------      ---------
                                                                              231,892        200,938
   Policyholder dividends                                                         748            778
   Amortization of deferred policy acquisition costs                            8,746          8,773
   Insurance commissions                                                       22,862         18,932
   General and administrative expenses                                         57,815         47,272
                                                                          -----------      ---------
                   TOTAL BENEFITS AND EXPENSES                                322,063        276,693
                                                                          -----------      ---------


      INCOME BEFORE INCOME TAX EXPENSE                                         16,668         14,940

INCOME TAX EXPENSE (BENEFITS)
   Current                                                                      6,578          7,800
   Deferred                                                                    (1,079)        (3,026)
                                                                          -----------      ---------
                                                                                5,499          4,774
                                                                          -----------      ---------

                           NET INCOME                                          11,169         10,166
                                                                          -----------      ---------
                                                                          -----------      ---------


                             See accompanying notes

                        FORTIS BENEFITS INSURANCE COMPANY
                             STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)


                                                                                       Three months ended
                                                                                            March 31,
                                                                                    1995                 1994
                                                                                 -----------         ---------
OPERATING ACTIVITIES
   Net income                                                                    $  11,169           $  10,166
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Increase in future policy benefit reserves for
          traditional and interest sensitive products                               29,206              23,112
         Increase (decrease) in other policy claims, benefits
           and policyholder dividends payable                                        2,085              (3,258)
         Decrease in deferred federal income taxes                                  (1,079)             (3,026)
         Increase (decrease) in income taxes payable                                (2,212)             13,793
         Amortization of policy acquisition costs                                    8,746               8,773
         Policy acquisition costs deferred                                         (16,715)            (12,887)
         Provision for depreciation                                                  3,558               2,809
         Accrual of discount, net                                                     (972)               (138)
         Change in uncollected premiums, accrued investment
           income, other receivables, unearned premiums,
           accrued expenses, and other liabilities                                  36,699              69,931
         Net realized (gains) losses on investments                                    492              (3,537)
         Other                                                                         293                  53
                                                                               -----------           ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                  71,270             105,791

INVESTING ACTIVITIES
   Purchases of fixed maturity investments                                        (426,066)           (643,041)
   Sales or maturities of fixed maturity investments                               365,312             645,193
   Increase in short-term investments                                              (21,534)           (119,422)
   Purchase of other investments                                                  (102,940)            (45,862)
   Sales or maturities of other investments                                         17,241              46,384
   Purchase of property and equipment                                               (3,299)             (3,017)
   Other                                                                                 0                   5
                                                                               -----------           ---------
             NET CASH USED BY INVESTING ACTIVITIES                                (171,286)           (119,760)

FINANCING ACTIVITIES
   Activities related to investment products:
     Considerations received                                                        90,987              12,842
     Surrenders and death benefits                                                  (9,698)            (11,486)
     Interest credited to policyholders                                             11,269               7,151
   Dividends paid to shareholder                                                         0                   0
                                                                               -----------           ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                  92,558               8,507
                                                                               -----------           ---------
                  DECREASE IN CASH                                                  (7,458)             (5,462)
Cash and cash equivalents at beginning of period                                    10,888               6,675
                                                                               -----------           ---------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   3,430           $   1,213
                                                                               -----------           ---------
                                                                               -----------           ---------

                               See accompanying notes.

                        FORTIS BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company, contain all adjustments necessary to present fairly the balance sheet as of March 31, 1995 and the related statement of income for the three months ended March 31, 1995 and 1994, and cash flows for the three months ended March 31, 1995 and 1994.

Acquired Business: In October, 1991 the Company purchased certain assets and assumed certain liabilities from The Mutual Benefit Life Insurance Company in Rehabilitation (MBL). The seller transferred to Fortis Benefits the assets and liabilities relating to the group life, accident and health, disability and dental insurance business of MBL. The acquisition was accounted for as a purchase.

Fortis Benefits purchased this business for $318 million and issued a promissory note in the maximum amount of $200 million. Most of the purchase price was funded by a capital contribution of $225 million from Fortis, Inc.

In accordance with the contractual agreement, additional payments were paid to MBL based upon the persistency of the long term disability portion of the business. Under terms of this agreement, the Company paid $6,644,000, $5,521,000 and $8,685,000 in 1994, 1993 and 1992, respectively. This additional purchase price was accounted for as deferred policy acquisition costs. No additional payments will be made.

Income tax payments for the three months ended March 31, 1995 was $8,790,000, and income tax refund for the three months ended March 31, 1994 was $5,994,000.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 1995, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at March 31, 1995 (in thousands):


                                             Amortized         Unrealized          Unrealized             Fair
                                               Cost                Gain               Loss                Value
                                           ------------        ------------       -------------       -------------
Fixed Income Securities:
   Governments                            $     835,467        $     11,111        $     17,769       $     828,809
   Public Utilities                              51,958               2,177                 141              53,994
   Industrial and miscellane                    902,165              11,445              17,366             896,244
   Other                                         20,514                 832                 389              20,957
                                          -------------        ------------        ------------       -------------
         Total                                1,810,104              25,565              35,665           1,800,004
Equity Securities                                68,268              13,753               4,264              77,757
                                           ------------        ------------       -------------       -------------
         Total                            $   1,878,372        $     39,318        $     39,929       $   1,877,761
                                           ------------        ------------       -------------       -------------
                                           ------------        ------------       -------------       -------------


                        FORTIS BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)

The amortized cost and fair value of fixed maturities at March 31, 1995, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                            Amortized              Fair
                                               Cost                Value
                                          ------------        ------------
Due in one year or less                   $     91,674        $     91,686
Due after one year through five year           450,184             446,791
Due after five years through ten years         624,355             628,562
Due after ten years                            643,891             632,965
                                          ------------        ------------
                                          $  1,810,104        $  1,800,004
                                          ------------        ------------
                                          ------------        ------------

Proceeds from sales and maturities of investments in fixed maturities in the three month period ended March 31, 1995 were $365,034,284 and $278,000 respectively. Gross gains of $3,438,314 and gross losses of $4,440,081 were realized on sales.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 30% of outstanding principal is concentrated in the states of California, Florida and Illinois. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

In 1995, the Company adopted FASB 114 and 118, "Accounting by Creditors for Impairment of a Loan." Statements 114 and 118 requires that impaired loans are to be valued at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral if the loan is collateral dependent. Adoption of these statements did not materially impact the financial position or operating results of the Company.

                        FORTIS BENEFITS INSURANCE COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)

Net Investment Income and Realized Gains (Losses) on Investments:   Major
categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows (in thousands):



                                                         Investment               Realized Gain (Loss)
                                                           Income                     on Investments
                                                     1995          1994           1995            1994
                                                 -----------    -----------    -----------    -----------
Fixed maturities                                 $    33,456    $    28,336     $   (1,002)    $     2,852
Preferred stocks                                         186             30                            203
Common stocks                                            415            380            264             540
Mortgage loans on real
   estate                                             11,066          9,029                            (68)
Policy loans                                             784            454
Short-term investments                                 2,415            935
Real estate and other
   investments                                           844            620            246              10
                                                 -----------    -----------    -----------     -----------
                                                      49,166         39,784     $     (492)    $     3,537
Expenses                                              (1,647)        (1,306)   -----------     -----------
                                                 -----------    -----------    -----------     -----------
                                                 $    47,519    $    38,478
                                                 -----------    -----------
                                                 -----------    -----------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FIRST QUARTER 1995 COMPARED TO FIRST QUARTER 1994

Total revenues increased to $339 million in the first quarter 1995 compared with $292 million in first quarter 1994. Capital losses were $0.5 million in first quarter 1995 compared to capital gains of $3.5 million in first quarter 1994. Changes in interest rates resulted in realized capital losses. Other income increased to $8.3 million in first quarter 1995 versus $7.5 million in the prior period. This increase is from higher revenues on third-party administered business.

Traditional life insurance premiums increased to $57 million in first quarter 1995 from $47 million in the same period of 1994. Group life premiums increased 21% due to higher sales of this product. Interest sensitive and investment product charges, which consist primarily of cost of insurance charges on these policies, increased 33% to $11.2 million from first quarter 1994. This increase was due primarily to a larger inforce block of interest sensitive and investment products, resulting from increased sales of these products. Accident and health premiums increased 15% led by strong sales of UMEG products.

Traditional life insurance benefits increased to $46 million in first quarter 1995 from $35 million in the same period of 1994. This increase is consistent with the increase in life premiums noted above. Accident and health benefits increased by $16 million to $169 million as a result of increased sales volume.

Commission expense in 1995 increased by $4 million over 1994 consistent with increased revenues. General and administrative expenses were $58 million in 1995 versus $47 million in 1994. This increase was due to advertising, information systems enhancements, and expenses that change in relation to revenues.

Net income before income tax expense totaled $16.7 million in first quarter 1995 compared with $14.9 million in first quarter 1994. Operating income was up significantly, but as noted above, capital gains dropped slightly.

Federal income taxes were $5.5 million in first quarter 1995 compared to $4.8 million in first quarter 1994. The higher income tax expense for March 31, 1995 is primarily due to the higher income before income taxes.

In summary, net income was $11.2 million for the first quarter 1995 compared to $10.2 million for the same period of 1994.

As explained in the notes to the financial statements, the Company is classifying all fixed maturity securities as available-for-sale and carrying them at fair value. The unrealized gain or loss is recorded as a component of shareholder's equity. At December 31, 1994, the Company recognized an unrealized loss of $42 million and at March 31, 1995, an unrealized gain of $0.2 million. This change of $42 million is the primary reason for the increase in shareholder's equity.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the company have been met by funds provided from operations.

The primary uses of funds are to provide policy benefits and reserves, operating expenses, commissions, and to purchase new investments. The company expects its investment and operating activities to generate sufficient funds for these purposes.


The NAIC has implemented risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon current calculations of the risk-based capital standards, the Company's percentage of total adjusted capital is well in excess of ratios which would require regulatory attention.

Fortis Benefits has no long or short term debt. Less than 2% of the Company's assets consisted of non-investment grade bonds as of March 31, 1995 and the Company does not expect this percentage to increase significantly in future
years.   As noted above, total shareholder's equity was $528 million as of March
31, 1995 compared to $474 million as of December 31, 1994.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   None

b. No Forms 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FORTIS BENEFITS INSURANCE COMPANY
                                  ---------------------------------
                                         (Registrant)


Date:  May 12, 1995

                                  /s/ Michael J. Peninger
                                 ------------------------
                                 Michael J. Peninger
                                 Senior Vice President,
                                 Controller and Treasurer (on
                                 behalf of the Registrant and
                                 as its principal financial and
                                 chief accounting officer)