Form 10-Q
period 1995-06-30
FORTIS BENEFITS INSURANCE CO
filed 1995-08-14
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q



(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 33-46620


FORTIS BENEFITS INSURANCE COMPANY
(Exact name of registrant as specified in its charter)


MINNESOTA                                81-0170040
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)


500 BIELENBERG DRIVE, WOODBURY, MN          55125
(Address of principal executive offices)   (Zip code)

(612) 738-5590
Registrant's telephone number, including area code:


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.  Yes   X    No

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share amounts)


                                                     June 30,          December 31,
                                                       1995               1994

ASSETS

Investments
Fixed maturities, at fair value (amortized
  cost: $1,823,217 at June 30, 1995,
  $1,749,347 at December 31, 1994)                   $ 1,894,507       $ 1,674,782
Equity securities, at fair value (cost:
  $61,747 at June 30, 1995, $51,937 at
  December 31, 1994)                                      74,890            64,552
Mortgage loans on real estate                            544,689           452,547
Policy loans                                              51,213            49,221
Short-term investments                                   160,658           117,562
Real estate and other investments                         12,519            13,441
                                                       2,738,476         2,372,105

Cash                                                       3,577             10,888
Receivables:
  Uncollected premium                                     45,713             40,667
  Reinsurance recoverable on paid and unpaid losses        11,617             6,845
  Due from affiliates                                       3,225             2,220
  Other                                                     6,624            12,593
                                                           67,179            62,325

Accrued investment income                                  37,862            38,584
Deferred policy acquisition costs                         227,206           232,198
Property and equipment, at cost, less
  accumulated depreciation                                 57,289            56,939
Deferred federal income taxes                               2,017            48,509
Other assets                                                1,195             1,120
Assets held in separate accounts                        1,533,611         1,212,910
                                                     $  4,668,412      $  4,035,578
See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

                                                     June 30,          December 31,
                                                       1995              1994
                                                     (unaudited)
POLICY RESERVES AND LIABILITIES

Future policy benefit reserves:
  Traditional life insurance                         $   415,111       $   373,469
  Interest sensitive and investment products           1,035,642           912,653
  Accident and health                                    807,071           791,745
                                                       2,257,824         2,077,867

Unearned premiums                                         18,261            16,145
Other policy claims and benefits payable                 186,721           169,864
Policyholder dividends payable                             7,068             6,793
                                                       2,469,874         2,270,669

Accrued expenses                                          44,794            45,905
Current income taxes payable                               5,476             4,352
Other liabilities                                         37,851            32,416
Liabilities related to separate accounts               1,510,902         1,208,039
                                                       4,068,897         3,561,381

SHAREHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000
  shares authorized, issued and outstanding                5,000             5,000
Additional paid-in capital                               358,000           358,000
Retained earnings                                        186,918           153,551
Unrealized gain (loss) on available-for-sale
  securities, net of deferred tax expense of
  $25,765 at June 30, 1995 and tax benefit of
  $23,104 at December 31, 1994                            47,848           (42,908)
Unrealized gain on assets held in separate
  accounts, net of deferred taxes of $941 at
  June 30, 1995 and $298 at December 31, 1994              1,749               554
                                                         599,515           474,197
                                                     $ 4,668,412       $ 4,035,578
See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                                     Three months ended
                                                           June 30,
                                                     1995              1994

REVENUES

Insurance operations:
  Traditional life insurance premiums                $    62,990       $     51,431
  Interest sensitive and investment product
   policy charges                                         11,358              9,284
  Accident and health premiums                           227,736            191,357
                                                         302,084            252,072
Net investment income                                     49,298             38,540
Realized gains (losses) on investments                    24,043             (4,665)
Other income                                               8,847             10,326
TOTAL REVENUES                                           384,272            296,273

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                              50,950             41,765
  Interest sensitive and investment products              17,398             13,300
  Accident and health                                    185,091            154,423
                                                         253,439            209,488
Policyholder dividends                                     1,128                630
Amortization of deferred policy acquisition costs         12,246              8,491
Insurance commissions                                     23,230             21,568
General and administrative expenses                       60,203             53,905
TOTAL BENEFITS AND EXPENSES                              350,246            294,082

INCOME BEFORE FEDERAL INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGES                   34,026              2,191

INCOME TAX EXPENSE (BENEFITS)
Current                                                   13,768             (1,090)
Deferred                                                  (1,940)             1,134
                                                          11,828                 44
NET INCOME                                           $    22,198       $      2,147

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(unaudited)

                                                     Six months ended
                                                           June 30,
                                                     1995              1994

REVENUES
Insurance operations:
  Traditional life insurance premiums                $    120,085      $     98,454
  Interest sensitive and investment policy
    charges                                                22,563            17,729
  Accident and health premiums                            442,820           378,021
                                                          585,468           494,204
Net investment income                                      96,817            77,018
Realized gains (losses) on investments                     23,551            (1,128)
Other income                                               17,167            17,812
TOTAL REVENUES                                            723,003           587,906

BENEFITS AND EXPENSES
Benefits to policy holders:
  Traditional life insurance                               97,305            77,174
  Interest sensitive and investment products               33,553            26,108
  Accident and health                                     354,473           307,144
                                                          485,331           410,426
Policyholder dividends                                      1,876             1,408
Amortization of deferred policy acquisition costs          20,992            17,264
Insurance commissions                                      46,092            40,500
General and administrative expenses                       118,018           101,177
TOTAL BENEFITS AND EXPENSES                               672,309           570,775

INCOME BEFORE INCOME TAX EXPENSE                           50,694            17,131

INCOME TAX EXPENSE (BENEFITS)
Current                                                    20,246             6,710
Deferred                                                   (3,019)           (1,892)
                                                           17,327             4,818

NET INCOME                                           $     33,367      $     12,313

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                     Six months ended
                                                           June 30,
                                                     1995              1994

OPERATING ACTIVITIES
Net income                                           $     33,367      $     12,313
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in future policy benefit reserves for
   traditional and interest sensitive products             44,960            51,016
  Increase (decrease in other policy claims, benefits
   and policyholder dividends payable                      17,132              (986)
  Decrease in deferred federal income taxes                (3,019)           (1,892)
  Increase in income taxes payable                          1,124             4,783
  Amortization of policy acquisition costs                 20,992            17,264
  Policy acquisition costs deferred                       (29,839)          (27,202)
  Provision for depreciation                                7,284             5,748
  Accrual of discount, net                                 (1,297)               (6)
  Change in uncollected premiums, accrued investment
   income, other receivables, unearned premiums,
   accrued expenses, and other liabilities                  2,308           (25,827)
  Realized (gains) losses on investments                  (23,551)           (1,128)
  Other                                                       500              (316)
NET CASH PROVIDED BY OPERATING ACTIVITIES                  69,961            33,767z

INVESTING ACTIVITIES
Purchases of fixed maturity investments                (1,146,459)       (1,178,425)
Sales or maturities of fixed maturity investments       1,093,748         1,132,657
Increase (decrease) in short-term investments             (43,085)           11,522
Purchase of other investments                            (140,596)         (109,646)
Sales or maturities of other investments                   47,757            64,052
Purchase of property and equipment                         (7,685)           (3,017)
Other                                                     (15,949)             (952)
NET CASH USED BY INVESTING ACTIVITIES                    (212,269)          (83,809)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                                 136,088            60,768
  Surrenders and death benefits                           (23,864)          (17,542)
  Interest credited to policyholders                       22,773            14,485
Dividends paid to shareholder                                   0                 0
NET CASH PROVIDED BY FINANCING ACTIVITIES                 134,997            57,729
INCREASE (DECREASE) IN CASH                                (7,311)            7,687
Cash and cash equivalents at beginning of period           10,888             6,675
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $      3,577      $     14,362

See accompanying notes.
Fortis Benefits Insurance Company
Notes to Financial Statements
June 30, 1995
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 1995 and the related statement of income for the six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

Acquired Business: In October 1991 the Company purchased certain assets and assumed certain liabilities from the Mutual Benefits Life Insurance Company in Rehabilitation
(MBL). The seller transferred to Fortis Benefits the assets and liabilities relating to the group life, accident and health, disability and dental insurance business of MBL. The acquisition was accounted for as a purchase.

Fortis Benefits purchased this business for $318 million and issued a promissory note in the maximum amount of $200 million. Most of the purchase price was funded by a capital contribution of $225 million from Fortis, Inc.

In accordance with the contractual agreement, additional payments were paid to MBL based upon the persistency of the long term disability portion of the business. Under terms of this agreement, the Company paid $6,644,000, $5,521,000 and $8,685,000 in 1994, 1993, and 1992,
respectively. This additional purchase price was accounted for a deferred policy acquisition costs. No additional payments will be made.

Income tax payments for the six months ended June 30, 1995 and June 30, 1994 were $19,221,619 and $1,926,679 respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 1995, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at June 30, 1995 (in thousands)


                        Amortized         Unrealized       Unrealized        Fair
                          Cost              Gain             Loss            Value

Fixed Income
  Securities:
  Governments           $   658,843       $    32,527      $     2,710       $  688,660
  Public Utilities           52,312             3,941                6           56,247
  Industrial and
   miscellaneous          1,091,975            41,482            5,531        1,127,926
  Other                      20,087             1,587                0           21,674
Total                     1,823,217            79,537            8,247        1,894,507
Equity Services              61,747            16,306            3,163           74,890
                        $ 1,884,964       $    95,843      $    11,410       $1,969,397
/TABLE

Management's Discussion and Analysis of Financial
Conditions and Results of Operations

June Year-to-Date and Second Quarter 1995 Compared to
June Year-to-Date and Second Quarter 1994

Traditional life insurance premiums increased to $120.1 million in first half of 1995 from $98.5 million in the same period of 1994. Premiums for the second quarter were $63.0 million versus $51.4 million in 1994. Group life premiums increased 21% for both the quarter and year to date due to higher sales of this product. Revenues from interest sensitive and investment product charges increased to $22.6 million for the first half of 1995, compared to $17.7 million for the same period in 1994.
Also, these charges increased to $11.4 million for the second quarter 1995 compared to $9.3 million in 1994.
Continued Sales of interest sensitive and investment products has steadily increased the policy base on which these charges are assessed. Accident and health premiums increased to $442.8 million for the first half of 1994 versus $378.0 for the same period in 1994. Accident and health premiums increased 19% to $227.7 million for the second quarter versus $191.4 million in 1994, led by strong premium growth of disability and specially marketed small group accident and health products.

Total revenues increased to $723.0 million in the first six months of 1995 compared with $587.9 million for the same period in 1994. Included in the revenues were capital gains of $23.6 million in 1995 compared to capital losses of $1.1 million in 1994. All of the 1995 gains occurred in the second quarter due to improved investment market conditions. Revenues for the second quarter were $384.3 million versus $296.3 million in 1994.

Traditional life insurance benefits increased to $97.3
million in first half of 1995 from $77.2 million in the
same period of 1994.  This increase is consistent with
the increase in life premiums noted above.   Benefits for
the second quarter were $51.0 million, an increase of $9.2 million versus last year. Interest sensitive and investment product benefits increased to $33.6 million for the first six months of 1995, compared with $26.1 million for the same period in 1994. For the second quarter, these benefits increased to $17.4 million compared to $13.3 million for the same period in 1994.
This increase was the result of higher interest crediting, resulting from higher fixed account sales and transfers from variable accounts to fixed accounts.
Accident and health benefits increased by $47.4 million to $354.5 million for the six months ended June 30, 1995 consistent with an increased book of business.

Commission expense in the first half of 1995 increased by $5.6 million over 1994 consistent with increased revenues. Amortization of deferred policy acquisition costs were $21.0 million for the first six months of 1995 versus $17.3 million in 1994. General and administrative expenses were $118.0 million in the first half of 1995 versus $101.2 million in 1994. This increase was due to advertising, information systems enhancements, and other variable expenses.

Net income before income tax expense totaled $50.7
million in first six months of 1995 compared with $17.1 million in first half of 1994. The operating income portion of net income was $27.1 million versus $18.2 million for the first half of 1994.

Federal income taxes were $17.3 million in first half of 1995 compared to $4.8 million in first six months of 1994. The higher income tax expense is primarily the result of pre-tax income $33.6 higher than 1994. The effectibe tax rate was higher in 1995 due to lower tax exempt investment income, as a percent of pre-tax income.

In summary, net income was $33.4 million for the first six months 1995 compared to $12.3 million for the same period of 1994. The net income for the second quarter was $22.2 versus $2.1 million for the same period in 1994.

As explained in the notes to the financial statements, the Company is classifying all fixed maturity securities as available-for-sale and carrying them at fair value.
The unrealized gain or loss is recorded as a component of shareholder's equity. At December 31, 1994, the Company recognized an unrealized loss, net of taxes, of $43 million and at June 30, 1995, an unrealized gain, net of taxes, of $48 million. This change of $91 million, in addition to the net income of $33 million, has resulted in an increase in shareholder's equity to $599.5 million versus $474.2 million at December 31, 1994.

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

Fortis Benefits has no long or short term debt.  Less
than 2% of the Company's assets consisted of non-
investment grade bonds as of  June 30, 1995 and the
Company does not expect this percentage to increase
significantly in future years.   As noted above, total
shareholder's equity was $599.5 million as of June 30, 1995 compared to $474.2 million as of December 31, 1994.

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


                  Fortis Benefits Insurance Company
                        (Registrant)


Date:  August 11, 1995             /s/ Michael J. Peninger
                                   Michael J. Peninger
                                   Senior Vice President,
                                   Controller and Treasurer
                                   (on behalf of the
                                   Registrant and as its
                                   principal financial and
                                   chief accounting officer)