Form 10-Q
period 1995-09-30
FORTIS BENEFITS INSURANCE CO
filed 1995-11-13
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 33-46620

FORTIS BENEFITS INSURANCE COMPANY
(Exact name of registrant as specified in its charter)


MINNESOTA
(State or other jurisdiction of
 incorporation or organization)

81-0170040
(IRS Identification No.)


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

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share amounts)


                                                     September30,      December 31,
                                                       1995               1994
                                                     (unaudited)
ASSETS

Investments
Fixed maturities, at fair value (amortized
  cost: $1,910,119 at September 30, 1995,
  $1,749,347 at December 31, 1994)                   $ 1,974,730       $ 1,674,782
Equity securities, at fair value (cost:
  $61,330 at September 30, 1995, $51,937 at
  December 31, 1994)                                       78,033           64,552
Mortgage loans on real estate                             546,562          452,547
Policy loans                                               52,382           49,221
Short-term investments                                    151,277          117,562
Real estate and other investments                          13,530           13,441
                                                        2,816,514        2,372,105

Cash                                                       11,657            10,888
Receivables:
  Uncollected premium                                      53,991            40,667
  Reinsurance recoverable on paid and unpaid losses        10,960             6,845
  Due from affiliates                                         832             2,220
  Other                                                     8,158            12,593
                                                           73,941            62,325

Accrued investment income                                  41,639            38,584
Deferred policy acquisition costs                         234,467           232,198
Property and equipment, at cost, less
  accumulated depreciation                                 59,068            56,939
Deferred federal income taxes                               5,771            48,509
Other assets                                                1,338             1,120
Assets held in separate accounts                        1,698,693         1,212,910
                                                     $  4,943,088      $  4,035,578
See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

                                                     September 30,     December 31,
                                                       1995              1994
                                                     (unaudited)
POLICY RESERVES AND LIABILITIES

Future policy benefit reserves:
  Traditional life insurance                         $   399,837       $   373,469
  Interest sensitive and investment products           1,081,187           912,653
  Accident and health                                    812,618           791,745
                                                       2,293,642         2,077,867

Unearned premiums                                         17,169            16,145
Other policy claims and benefits payable                 202,762           169,864
Policyholder dividends payable                             7,276             6,793
                                                       2,520,849         2,270,669

Accrued expenses                                          51,494            45,905
Current income taxes payable                               3,546             4,352
Other liabilities                                         78,773            32,416
Liabilities related to separate accounts               1,674,467         1,208,039
                                                       4,329,129         3,561,381

SHAREHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000
  shares authorized, issued and outstanding                5,000             5,000
Additional paid-in capital                               358,000           358,000
Retained earnings                                        199,339           153,551
Unrealized gain (loss) on available-for-sale
  securities, net of deferred tax expense of
  $26,323 at September 30, 1995 and tax benefit of
  $23,104 at December 31, 1994                            48,885           (42,908)
Unrealized gain on assets held in separate
  accounts, net of deferred taxes of $1,472 at
  September 30, 1995 and $298 at December 31, 1994         2,735               554
                                                         613,959           474,197
                                                     $ 4,943,088       $ 4,035,578
See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                                     Three months ended
                                                           September 30,
                                                     1995              1994

REVENUES

Insurance operations:
  Traditional life insurance premiums                $    64,723       $     54,228
  Interest sensitive and investment product
   policy charges                                         11,312              9,604
  Accident and health premiums                           239,727            198,192
                                                         315,762            262,024
Net investment income                                     50,494             40,488
Realized gains (losses) on investments                    17,128             (6,919)
Other income                                              10,408              8,406
TOTAL REVENUES                                           393,792            303,999

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                              55,230             44,220
  Interest sensitive and investment products              20,142             12,395
  Accident and health                                    201,343            154,770
                                                         276,715            211,385
Policyholder dividends                                       990                524
Amortization of deferred policy acquisition costs          9,932              7,762
Insurance commissions                                     24,883             21,403
General and administrative expenses                       62,594             50,647
TOTAL BENEFITS AND EXPENSES                              375,114            291,721

INCOME BEFORE INCOME TAXES                                18,678             12,278

INCOME TAX EXPENSE (BENEFITS)
Current                                                   11,101              4,300
Deferred                                                  (4,844)            (1,726)
                                                           6,257              2,574
NET INCOME                                           $    12,421       $      9,704

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(unaudited)

                                                     Nine months ended
                                                        September 30,
                                                     1995              1994

REVENUES
Insurance operations:
  Traditional life insurance premiums                $    184,808      $    152,682
  Interest sensitive and investment policy
    charges                                                33,875            27,333
  Accident and health premiums                            682,547           576,213
                                                          901,230           756,228
Net investment income                                     147,311           117,506
Realized gains (losses) on investments                     40,679            (8,047)
Other income                                               27,575            26,218
TOTAL REVENUES                                          1,116,795           891,905

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                              152,535           121,394
  Interest sensitive and investment products               53,695            38,503
  Accident and health                                     555,816           461,914
                                                          762,046           621,811
Policyholder dividends                                      2,866             1,932
Amortization of deferred policy acquisition costs          30,924            25,026
Insurance commissions                                      70,975            61,903
General and administrative expenses                       180,612           151,824
TOTAL BENEFITS AND EXPENSES                             1,047,423           862,496

INCOME BEFORE INCOME TAX EXPENSE                           69,372            29,409

INCOME TAX EXPENSE (BENEFITS)
Current                                                    31,447            11,010
Deferred                                                   (7,863)           (3,618)
                                                           23,584             7,392

NET INCOME                                           $     45,788      $     22,017

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                           Nine months ended
                                                              September 30,
                                                           1995              1994

OPERATING ACTIVITIES
Net income                                           $     45,788      $     22,017
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in future policy benefit reserves for
   traditional and interest sensitive products             40,160            59,211
  Increase in other policy claims, benefits
   and policyholder dividends payable                      33,381             4,902
  Decrease in deferred federal income taxes                (7,863)           (3,618)
  Increase (decrease) in income taxes payable                (806)            8,083
  Amortization of policy acquisition costs                  9,932            25,026
  Policy acquisition costs deferred                       (21,328)          (40,725)
  Provision for depreciation                               11,328             8,853
  Accrual of discount, net                                   (858)             (376)
  Change in uncollected premiums, accrued investment
   income, other receivables, unearned premiums,
   accrued expenses, and other liabilities                 38,299            37,203
  Realized (gains) losses on investments                  (40,679)            8,047
  Other                                                       419              (212)
NET CASH PROVIDED BY OPERATING ACTIVITIES                 107,773           128,411

INVESTING ACTIVITIES
Purchases of fixed maturity investments                (1,753,300)       (1,541,196)
Sales or maturities of fixed maturity investments       1,629,940         1,409,084
Increase in short-term investments                        (33,703)          (10,454)
Purchase of other investments                            (165,622)         (151,224)
Sales or maturities of other investments                   69,523            77,990
Purchase of property and equipment                        (13,672)           (9,741)
Other                                                     (15,785)              112
NET CASH USED BY INVESTING ACTIVITIES                    (282,619)         (225,429)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                                 180,185           138,427
  Surrenders and death benefits                           (40,354)          (20,475)
  Interest credited to policyholders                       35,784            22,212
Dividends paid to shareholder                                   0                 0
NET CASH PROVIDED BY FINANCING ACTIVITIES                 175,615           140,164
INCREASE IN CASH                                              769            43,146
Cash and cash equivalents at beginning of period           10,888             6,675
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     11,657      $     49,821

See accompanying notes.

/TABLE

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1995
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 1995 and the related statement of income for the nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September
30, 1995 and 1994.

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

Income tax payments for the nine months ended September
30, 1995 and September 30, 1994 were $32,253,506 and $2,
926,679, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 1995, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at September 30, 1995
(in thousands):

                        Amortized         Unrealized       Unrealized        Fair
                        Cost              Gain             Loss              Value
Fixed Income Securities:
  Governments           $  452,244        $   20,087       $     999         $  471,332
  Public Utilities          55,747             3,848              62             59,533
  Industrial and
    miscellaneous        1,386,441            44,229           4,014          1,426,656
  Other                     15,687             1,525               3             17,209
Total                    1,910,119            69,689           5,078          1,974,730
Equity Securities           61,330            19,491           2,788             78,033
                        $1,971,449        $   89,180       $   7,866         $2,052,763

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1995
(unaudited)

The amortized cost and fair value of fixed maturities at September 30, 1995, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                         Amortized         Fair
                                         Cost              Value

Due in one year or less                  $    82,936       $    83,338
Due after one year through five years        486,182           494,268
Due after five years through ten years       640,634           660,628
Due after ten years                          700,367           736,496
                                         $ 1,910,119       $ 1,974,730

Proceeds from sales and maturities of investments in fixed maturities in the nine-month period ended September
30, 1995 were $1,594,820,505, and $35,120,187
respectively. Gross gains of $46,647,640 and gross losses of $10,177,587 were realized on sales.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 28% of outstanding principal is concentrated in the states of California, Florida and Illinois. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

In 1995 the Company adopted FASB 114 and 118, "Accounting by Creditors for Impairment of a Loan." Statements 114 and 118 require that impaired loans are to be valued at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral if the loan is collateral dependent. Adoption of these statements did not materially impact the financial position or operating results of the Company.
FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1995
(unaudited)

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows (in thousands):



                                    Investment             Realized Gain (Loss)
                                    Income                 on Investments
                              1995        1994             1995        1994
Fixed maturities              $ 99,998    $ 87,038         $ 36,470    $  (8,717)
Preferred stocks                   326         180              485          542
Common stocks                    1,199       1,169            2,129          732
Mortgage loans on
  real estate                   36,283      26,896             (242)      (1,150)
Policy loans                     2,247       1,927
Short-term investments           9,289       3,300               (3)         (51)
Real estate and other
   investments                   2,642       1,331            1,840          597
                               151,984     121,841         $ 40,679    $  (8,047)
Expenses                        (4,673)     (4,335)
                              $147,311    $117,506

Subsequent Event: On October 24, 1995, the Company announced that it will cease selling certain group medical products effective January 1, 1996. The Company will continue to renew and service existing medical business. Management is currently analyzing the potential impact, but does not believe there will be a significant adverse financial statement impact throughout the remaining life of this business.

Management's Discussion and Analysis of Financial
Conditions and Results of Operations

September Year-to-Date and Third Quarter 1995 Compared to
September Year-to-Date and Third Quarter 1994

Traditional life insurance premiums increased to $184.8
million in first three quarters of 1995 from $152.7 million in the same period of 1994. Premiums for the third quarter were $64.7 million versus $54.2 million in 1994. Group life premiums increased more than 20% for both the quarter and year to date due to higher sales of this product. Revenues from interest sensitive and investment product charges, which consist primarily of cost of insurance charges on these policies, increased to $33.9 million for the first three quarters of 1995, compared to $27.3 million for the same period in 1994.
Also, these policy charges increased to $11.3 million for the third quarter 1995, compared to $9.6 million in 1994.
Continued sales of interest sensitive and investment products has steadily increased the policy base on which these charges are assessed. Accident and health premiums increased to $682.5 million for the first three quarters of 1995 versus $576.2 for the same period in 1994.
Accident and health premiums increased 19% to $239.7
million for the third quarter of 1995 versus $198.2 million in 1994, led by strong sales of the Company's disability and medical products.

Total revenues increased to $1.1 billion in the first nine months of 1995 compared with $891.9 million in 1994.
Included in the revenues were capital gains of $40.7
million in 1995 compared to capital losses of $8.0 million in 1994. Revenues for the third quarter were $393.8 million versus $304.0 million in 1994. All of the 1995 gains occurred in the second and third quarters due to improved investment market conditions.

Traditional life insurance benefits increased to $152.5
million in first three quarters of 1995 from $121.4
million in the same period of 1994.  This increase is
consistent with the increase in life premiums noted
above.   Benefits for the third quarter of 1995 were
$55.2 million, an increase of $11.0 million versus the third quarter of 1994. Interest sensitive and investment product benefits increased to $53.7 million for the first nine months of 1995, compared with $38.5 million for the same period in 1994. For the third quarter, these benefits increased to $20.1 million compared to $12.4 million for the same period in 1994. This increase was the result of higher interest crediting, resulting from higher fixed account sales and transfers from variable accounts to fixed accounts. Accident and health benefits increased by $93.9 million to $555.8 million for the nine months ended September 30, 1995 due to rising claims costs and increased premium volume.

Commission expense in the first three quarters of 1995
increased by $9.1 million over the same period of 1994 which is consistent with increased revenues by product line. Commission expense for the third quarter rose to $24.9 million from $21.4 million over the same period of 1994. Amortization of deferred policy acquisition costs were $30.9 million for the first nine months of 1995 versus $25.0 million in 1994. The increase is due primarily to the amortization of costs on individual products deferred in the past year. General and administrative expenses were $180.6 million in the first three quarters of 1995 versus $151.8 million in 1994.
This increase was due to advertising, information systems enhancements, and expenses that change in relation to revenues.

Federal income taxes were $23.6 million in first three quarters of 1995 compared to $7.4 million in the first nine months of 1994. The higher income tax expense is due to higher pre-tax income and lower tax exempt investment income.

In summary, net income was $45.8 million for the first nine months 1995 compared to $22.0 million for the same period of 1994. The net income for the third quarter of 1995 was $12.4 versus $9.7 million for the same period in 1994.

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

Fortis Benefits has no long or short term debt. Less than 2% of the Company's assets consisted of non-investment grade bonds as of September 30, 1995 and the Company does not expect this percentage to increase significantly in future years.

As explained in the notes to the financial statements, the Company is classifying all fixed maturity securities as available-for-sale and carrying them at fair value.
The unrealized gain or loss is recorded as a component of shareholder's equity. At September 30, 1995, the Company recognized an unrealized gain, net of taxes, of $48.8 million and at December 31, 1994, an unrealized loss, net of taxes, of $42.9 million. This change of $91.8 million, in addition to the net income of $45.8 million, has resulted in an increase in shareholder's equity to $614.0 million at September 30, 1995, from $474.2 million at December 31, 1994.

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

Fortis Benefits Insurance Company
(Registrant)
Date:  November 10, 1995
/s/ Michael J. Peninger
Senior Vice President, Controller and Treasurer (on
behalf of the Registrant and as its principal financial
and chief accounting officer)