Form 10-K405
period 1995-12-31
FORTIS BENEFITS INSURANCE CO
filed 1996-04-01
CIK 823533

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED:
           DECEMBER 31, 1995

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM:              COMMISSION FILE NUMBER:
                                                         33-46620

                            ------------------------

                       FORTIS BENEFITS INSURANCE COMPANY
             (Exact name of registrant as specified in its charter

               MINNESOTA                                81-0170040
     State or other jurisdiction of                   (IRS Employer
     incorporation or organization                 Identification No.)

500 BIELENBERG DRIVE, WOODBURY, MN 55125
(Address of principal executive offices)

                 Registrant's telephone number: (612) 738-5590

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      /X/  Yes                      / /  No

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Form S-1 Amended Registration Statement to be filed by the Registrant are incorporated by reference into Parts I, II, III.

                                     PART I

ITEM 1.  BUSINESS

    "Fortis Benefits/Fortis Financial Group Member" on page 8, and Further Information About Fortis Benefits" on pages 17 through 23 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

ITEM 2.  PROPERTIES

    "Employees and Facilities" from page 21 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    "Selected Financial Data" from page 18 of the prospectus attached hereto as Exhibit No. 99, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 23 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    "FORTIS BENEFITS Financial Statements" contained in the prospectus attached hereto as Exhibit No. 99 is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    "Directors and Executive Officers of the Registrant" on page 21 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    "Executive Compensation" on pages 22 and 23 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                     PERCENTAGE
                                                     NUMBER OF     OF OUTSTANDING
     NAME AND ADDRESS OF BENEFICIAL OWNER (1)         SHARES       VOTING SHARES
- --------------------------------------------------  -----------  ------------------
Fortis, Inc.                                          1,000,000         100%
 One World Trade Center
 Suite 5001
 New York, NY 10048

- ------------------------

(1) All of Fortis Benefits' outstanding shares are owned by Time Insurance Company, 515 West Wells, Milwaukee, WI, 53201, which is itself wholly owned by Fortis, Inc., One World Trade Center, Suite 5001, New York, NY 10048. Fortis, Inc. in turn is wholly owned by Fortis International, Inc., which is wholly owned by AMEV/VSB 1990 N.B. both of which share the same address with N.V. AMEV., Archimiedeslaan 10, 3584 BA, Utrecht, The Netherlands. AMEV/VSB 1990 N.V. is 50% owned by N.V. AMEV and 50% owned, through certain subsidiaries, by Compaignie Financiere et de Reassurance du Groupe AG, Boulevard Emile Jacqmain 53, 1000 Brussels, Belgium.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of Fortis Benefits Insurance Company are included in Item 8:

      Report of Independent Auditors

      Balance Sheets at December 31, 1995 and 1994

      Statements of Income for the years ended December 31, 1995, 1994 and 1993

      Statements of Changes in Shareholder's Equity for the years ended December 31, 1995, 1994 and 1993

      Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

      Notes to Financial Statements

  (2) The following financial statement schedules of Fortis Benefits Insurance Company are included in Item 8:

      I.  Summary of Investments--Other than investments in Related Parties.

      IV. Reinsurance.

      V.  Valuation and Qualifying Accounts.

    All other schedules to the financial statements required by Article 7 of the
Regulation   S-X  are  not  required  under  the  related  instructions  or  are inapplicable and therefore have been omitted.

  (3) Listing of Exhibits

      3.(a) Articles of Incorporation of Fortis Benefits Insurance Company (incorporated by reference from Form S-6 Registration Statement of Fortis Benefits and its Variable Account C filed on March 17, 1986, File No. 33-03919);

        (b) By-laws of Fortis Benefits Insurance Company (incorporated by reference from Form S-6 Registration Statement of Fortis Benefits and its Variable Account C filed on March 17, 1986, File No. 33-03919);

        (c) Amendments to Articles of Incorporation and By-laws dated November 21, 1991 (incorporated by reference from Post-Effective Amendment No. 1 to the Form N-4 Registration Statement of Fortis Benefits and its Variable Account D filed on March 2, 1992, File No. 33-37577).

      4.(a) Form of Combination Fixed and Variable Group Annuity Contract (incorporated by reference from Post-Effective Amendment No. 1 to the Form N-4 Registration Statement of Fortis Benefits and its Variable Account D filed on March 2, 1992, File No. 33-37577);

        (b) Form of Certificate to be  used in connection with Contract filed as
      Exhibit 4(a) (incorporated by reference from the Post-Effective Amendment No. 1 to the Form N-4 Registration Statement of Fortis Benefits and its Variable Account D filed on March 2, 1992, File No. 33-37577);

       (c) Form of Application to be used in connection with Certificate filed as Exhibit 4(b) (incorporated by reference from Post-Effective Amendment No. 1 to the Form N-4 Registration Statement of Fortis Benefits and its Variable Account D filed on March 2, 1992, File No. 33-37577);

       (d) Form of IRA Endorsement (incorporated by reference from Pre-Effective Amendment No. 1 to Form N-4 Registration Statement of Fortis Benefits and its Variable Account D filed on March 28, 1991, File No. 33-37577);

       (e) Form of Section 403(b) Annuity Endorsement (incorporated by reference from Post-Effective Amendment No. 3 to the Form N-4 Registration Statement of Fortis Benefits and its Variable Account D filed on March 1, 1990, File No. 33-19421);

       (f) Annuity Contract Exchange Form (incorporated by reference from Pre-Effective Amendment No. 1 to the Form N-4 Registration Statement of Fortis Benefits and its Variable Account D filed on April 19, 1988, File No. 33-19421).

      10. Fortis, Inc. Executive Incentive Compensation Plan (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement of Fortis Benefits filed on March 28, 1991, File No. 33-37576).

      24. Power of Attorney for Messrs. Freedman, Gaddy, Mackin, Meler, Mahoney, Clancy, Keller, Greiter and Clayton (incorporated by reference from
      Exhibit 11 to Form S-6 registration statement of Fortis Benefits, File No. 33-73138 filed on December 17, 1993).

      99. Form of prospectus to be filed as part of Form S-1 Amended Registration Statement of Fortis Benefits.

(b)   Reports on Form 8-K filed in the fourth quarter of 1995

      None

(c)   Exhibits

      Included in 14 (a)(3) above

(d)   Financial Statements Schedules

      Included in 14 (a)(2) above

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FORTIS BENEFITS INSURANCE COMPANY
                                                        Registrant

March 28, 1996                  By    -----------------------------------------
                                                 Robert B. Pollock,
                                                    PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

March 28, 1996                  By
                                      -----------------------------------------
                                                Michael J. Peninger,
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of Fortis Benefits Insurance Company:

By*  -------------------------------------  Chairman of the       March 28, 1996
             Allen Royal Freedman            Board

By   -------------------------------------  President and Chief   March 28, 1996
               Robert B. Pollock             Executive Officer

By   -------------------------------------  Senior Vice           March 28, 1996
               Dean C. Kopperud              President

By*  -------------------------------------  Executive Vice        March 28, 1996
             Thomas Michael Keller           President

By*  -------------------------------------  Director              March 28, 1996
              Henry Carrol Mackin

By*  -------------------------------------
              Robert B. Pollock,
               ATTORNEY-IN-FACT