Form 10-Q
period 1996-03-31
FORTIS BENEFITS INSURANCE CO
filed 1996-05-14
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON, D.C. 20549

     FORM 10-Q

     (Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

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

FORTIS BENEFITS INSURANCE COMPANY
     BALANCE SHEETS
     (In thousands, except per share amounts)


                                             March 31       December 31,
                                               1996            1995
                                             (unaudited)
ASSETS

Investments
Fixed maturities, at fair value (amortized
  cost: $2,012,573 at March 31, 1996
  $1,951,204 at December 31, 1995)                $  2,042,316        $ 2,075,624
Equity securities, at fair value (cost:
  $77,223 at March 31, 1996, $60,935 at
  December 31, 1995)                                    97,359        78,852
Mortgage loans on real estate                          556,903       562,697
Policy loans                                       55,408        53,863
Short-term investments                                  92,906       153,499
Real estate and other investments                        16,736       11,918
                                                2,861,628     2,936,453

Cash                                                2,877            1
Receivables:
  Uncollected premium                                   61,046        55,992
  Reinsurance recoverable on paid and unpaid losses          11,169        11,812
  Due from affiliates                                     148           388
  Other                                            18,066         14,581
                                                  90,429         82,773

Accrued investment income                              42,706         41,209
Deferred policy acquisition costs                      244,092        237,509
Property and equipment, at cost, less
  accumulated depreciation                             59,815         60,031
Recoverable federal income taxes                       19,127            --
Deferred federal income taxes                          26,202            --
Other assets                                       2,773          3,551
Assets held in separate accounts                     1,928,571      1,781,485
                                             $  5,278,220   $  5,143,012
See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

                                             March 31,      December 31,
                                               1996           1995
                                             (unaudited)
POLICY RESERVES AND LIABILITIES AND SHAREHOLDER'S EQUITY

Future policy benefit reserves:
  Traditional life insurance                      $   404,071         $   407,706
  Interest sensitive and investment products        1,117,337           1,101,931
  Accident and health                                 820,066             832,925
                                               2,341,474           2,342,562

Unearned premiums                                      11,847              13,044
Other policy claims and benefits payable                   234,562             196,403
Policyholder dividends payable                          8,217               7,930
                                               2,596,100           2,559,939

Accrued expenses                                       46,237              68,441
Current income taxes payable                              --               5,375
Deferred federal income taxes                             --               9,538
Other liabilities                                      81,596              31,145
Liabilities related to separate accounts                 1,903,941           1,757,476
                                               4,627,874           4,431,914

SHAREHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000                  5,000               5,000
  shares authorized, issued and outstanding           408,000             408,000
Additional paid-in capital                            206,972             207,421
Retained earnings
Unrealized gain on available-for-sale
  securities, net of deferred tax expense of
  $15,750 at March 31, 1996 and tax benefit of
  $47,455 at December 31, 1995                         29,260              88,131
Unrealized gain on assets held in separate
  accounts, net of deferred taxes of $605 at
  March 31, 1996 and $1,371 at December 31, 1995        1,124               2,546
                                                 650,356             711,098
                                             $ 5,278,230         $ 5,143,012
See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                             Three months ended
                                                  March 31,
                                             1996           1995

REVENUES

Insurance operations:
  Traditional life insurance premiums             $    61,744         $     57,095
  Interest sensitive and investment product
   policy charges                                      13,575              11,205
  Accident and health premiums                        251,577              215,084
                                                 326,896              283,384
Net investment income                                  50,539               47,519
Realized gains (losses) on investments                  6,866                 (492)
Other income                                       8,444                8,320
TOTAL REVENUES                                   392,745              338,731

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                           59,258              46,355
  Interest sensitive and investment products           23,506              16,155
  Accident and health                                 210,176              169,382
                                                 292,940              231,892
Policyholder dividends                                 1,134                  748
Amortization of deferred policy acquisition costs      10,941               8,746
Insurance commissions                                  25,481              22,862
General and administrative expenses                         63,122               57,815
TOTAL BENEFITS AND EXPENSES                           393,618              322,063

INCOME BEFORE INCOME TAX EXPENSE                         (873)         16,668

INCOME TAX EXPENSE (BENEFITS)
Current                                            2,845               6,578
Deferred                                          (3,269)         (1,079)
                                                    (424)          5,499
NET INCOME                                        $      (449)   $     11,169

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                  Three months ended
                                                     March 31,
                                                  1996           1995

OPERATING ACTIVITIES
Net income                                        $      (449)   $    11,169
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in future policy benefit reserves for
   traditional and interest sensitive products              (62,021)       29,206
  Increase in other policy claims, benefits
   and policyholder dividends payable                  38,446          2,085
  Decrease in deferred federal income taxes            (3,269)        (1,079)
  Increase (decrease) in income taxes payable               (24,502)       (2,212)
  Amortization of policy acquisition costs             10,941          8,746
  Policy acquisition costs deferred                         (15,704)       (16,715)
  Provision for depreciation                            4,593          3,558
  Accrual of discount, net                                676           (972)
  Change in uncollected premiums, accrued investment
   income, other receivables, unearned premiums,
   accrued expenses, and other liabilities             17,897         36,699
  Realized (gains) losses on investments                     (6,866)          492
  Other                                               778            293
NET CASH PROVIDED BY OPERATING ACTIVITIES                   (39,480)        71,270

INVESTING ACTIVITIES
Purchases of fixed maturity investments               (625,023)       (426,066)
Sales or maturities of fixed maturity investments      564,633        365,312
(Increase) decrease in short-term investments               60,693         (21,534)
Purchase of other investments                          (46,828)       (102,940)
Sales or maturities of other investments                    31,979          17,241
Purchase of property and equipment                      (4,395)       (3,299)
Other                                                      364             --
NET CASH USED BY INVESTING ACTIVITIES                  (18,577)      (171,286)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                               58,767        90,987
  Surrenders and death benefits                        (13,369)        (9,698)
  Interest credited to policyholders                   15,535         11,269
Dividends paid to shareholder                                0              -
NET CASH PROVIDED BY FINANCING ACTIVITIES                    60,933         92,558
INCREASE IN CASH                                        2,876         (7,458)
Cash and cash equivalents at beginning of period             1         10,888
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $      2,877   $      3,430

See accompanying notes.

/TABLE

     FORTIS BENEFITS INSURANCE COMPANY
     Notes to Financial Statements
     March 31, 1996
     (unaudited)

     General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 1996 and the related statement of income for the three months ended March 31, 1996, and cash flows for the three months ended March 31, 1996 and 1995.

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

     Income tax payments for the three months ended March
     31, 1996 and March 31, 1995 were $27,347,000 and
     $8,790,000 respectively.

     The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 1996, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at March 31, 1996
     (in thousands):

                    Amortized      Unrealized          Unrealized          Fair
                    Cost           Gain           Loss           Value
Fixed Income Securities:
  Governments       $  517,801          $    6,889          $   4,431      $  520,259
  Public Utilities      67,593               3,170               632           70,131
  Industrial and
    miscellaneous         1,418,231              34,880             10,939       1,442,172
  Other                  8,948                 894                88            9,754
Total                     2,012,573              45,833             16,090       2,042,316
Equity Securities            77,223              21,943              1,807          97,359
                    $2,089,796          $   67,776          $  17,897      $2,139,675

     FORTIS BENEFITS INSURANCE COMPANY
     Notes to Financial Statements
     March 31, 1996
     (unaudited)

     The amortized cost and fair value of fixed maturities at March 31, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrower may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   Amortized      Fair
                                   Cost           Value

Due in one year or less                 $    41,610         $    41,784
Due after one year through five years       551,455             557,967
Due after five years through ten years      738,868             749,600
Due after ten years                    680,640             692,965
                                   $ 2,012,573         $ 2,042,316

     Proceeds from sales and maturities of investments in fixed maturities in the three month period ended March
     31, 1996 were $546,685,950, and $17,948,000
     respectively. Gross gains of $13,094,428 and gross losses of $8,949,756 were realized on sales.

     Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 27% of outstanding principal is concentrated in the states of California, Florida and Illinois. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

     In 1995 the Company adopted FASB 114 and 118,
     "Accounting by Creditors for Impairment of a Loan."
     Statements 114 and 118 require that impaired loans are to be valued at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral if the loan is collateral dependent.
     Adoption of these statements did not materially impact the financial position or operating results of the
          Company.
FORTIS BENEFITS INSURANCE COMPANY
     Notes to Financial Statements
     March 31, 1996
     (unaudited)

     Net Investment Income and Realized Gains (Losses) on
     Investments: Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows (in thousands):



                              Investment               Realized Gain (Loss)
                              Income              on Investments
                         1996      1995           1996      1995
Fixed maturities              $ 35,421  $ 33,456       $  1,628  $  (1,002)
Preferred stocks                    51       186            250
Common stocks                 620       415          2,266       264
Mortgage loans on
  real estate              13,351    11,066           (144)
Policy loans                  818       784
Short-term investments           2,102     2,415            57
Real estate and other
   investments                239       844          2,809        246
                           52,602    49,166       $  6,866  $    (492)
Expenses                   (2,063)   (1,647)
                         $ 50,539  $ 47,519

Management s Discussion and Analysis of Financial
     Condition and Results of Operations

     March Year-to-Date 1996 Compared to March Year-to-Date
     1995

     Traditional life insurance premiums were $61.7 million in the first three months of 1996 compared to $57.1 million in the same period of 1995. Revenues from interest sensitive and investment product charges, which consist primarily of cost of insurance charges on these policies, increased 21.1% to $13.6 million from first quarter 1995. Continued sales of interest sensitive and investment products has steadily increased the policy base on which these charges are assessed. Accident and health premiums increased to $251.6 million versus $215.1 for the same period in 1995. This increase was led by sales of the Company s medical and disability products.

     Total revenues were $392.7 million in the first quarter 1996 compared to $338.7 million for the same period in 1995. Included in the revenues were capital gains of $6.9 million in 1996 versus capital losses of $.5 million in 1995.

     Traditional life insurance benefits were $59.3 million for the period ended March 31, 1996 versus $46.4 million for the same period in 1995. The high percentage of benefits as compared to premiums is attributable to less favorable group life mortality for the quarter. Interest sensitive and investment product benefits increased to $23.5 for the period ended. This increase was the result of higher interest crediting resulting from increased fixed account sales, and from less favorable mortality experience. Accident and health benefits were $210.2 million for the period ended 1996 compared to $169.4 for the same period in 1995. Increased premium volume combined with higher loss ratios contribute to this variance.

     Commission expense in the first quarter 1996 was $25.5 million compared to $22.9 million for the same period in 1995 this increase is consistent with increased revenues. Amortization of deferred policy acquisition costs were $10.9 million compared to $8.7 million for the same period last year. The increase is due primarily to the amortization of costs on individual products deferred in the past years. General and administrative expenses were $63.1 million versus $57.8 million in 1995. This increase is due primarily to the increased volume of business.

     Federal income taxes were a $.4 million benefit for the first quarter 1996 compared to a $5.5 million expense for the same period in 1995. The lower expense is due to the pre-tax loss in 1996 compared to the pre-tax income in 1995.

     In summary, the Company reported a net loss of $.4 million for the period ended versus $11.1 gain in the prior year.
Liquidity and Capital Resources

     The liquidity requirements of the Company have been met by funds provided from operations. The primary uses of funds are to provide policy benefits and reserves, operating expenses, commissions, and to purchase new investments. The company expects its investment and operating activities to generate sufficient funds for these purposes.

     The NAIC has implemented risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of risk-based capital amount which is then compared to a company s actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. Based upon current calculations of the risk-based capital standards, the Company s percentage of total adjusted capital is well in excess of ratios which would require regulatory attention.

     Fortis Benefits has no long or short term debt. Less than 2% of the Company s assets consisted of non-investment grade bonds as of March 31, 1996 and the Company does not expect this percentage to increase significantly in the future.

     As explained in the notes to the financial statements, the Company is classifying all fixed maturity securities as available-for-sale and carrying them at fair value. The unrealized gain or loss is recorded as a component of shareholder s equity. At March 31, 1996, the Company recognized an unrealized gain, net of taxes, of $29.3 million.

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