Form 10-Q
period 1996-06-30
FORTIS BENEFITS INSURANCE CO
filed 1996-08-14
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                          OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 33-46620

FORTIS BENEFITS INSURANCE COMPANY
(Exact name of registrant as specified in its charter)


MINNESOTA
(State or other jurisdiction of
 incorporation or organization)

81-0170040
(IRS Identification No.)


500 BIELENBERG DRIVE, WOODBURY, MN      55125
(Address of principal executive offices)(Zip code)

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


                                              June 30,      December 31,
                                               1996            1995
                                             (unaudited)
ASSETS

Investments
Fixed maturities, at fair value (amortized
  cost: $1,972,222 at June 30, 1996,
  $1,951,204 at December 31, 1995)           $   1,978,556  $  2,075,624
Equity securities, at fair value (cost:
  $75,239 at June 30, 1996, $60,935 at
  December 31, 1995)                           98,936        78,852
Mortgage loans on real estate                      578,672       562,697
Policy loans                                             56,976        53,863
Short-term investments                             127,068       153,499
Real estate and other investments              20,494        11,918
                                                      2,860,702   $ 2,936,453

Cash                                                   (47,915)            1
Receivables:
  Uncollected premium                              64,913        55,992
  Reinsurance recoverable on paid and unpaid losses  9,023  11,812
  Due from affiliates                               2,330           388
  Other                                                  22,551        14,581
                                                        98,817        82,773

Accrued investment income                          39,776        41,209
Deferred policy acquisition costs                 255,272        237,509
Property and equipment, at cost, less
  accumulated depreciation                         57,502        60,031
Recoverable federal income taxes                   18,505          -
Deferred federal income taxes                      29,593          -
Other assets                                             4,058         3,551
Assets held in separate accounts                2,098,912      1,781,485
                                                  $  5,415,222   $  5,143,012
See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

                                             June 30,       December 31,
                                               1996           1995
                                           (unaudited)
POLICY RESERVES AND LIABILITIES

Future policy benefit reserves:
  Traditional life insurance                 $ 606,243      $ 407,706
  Interest sensitive and investment products   935,611      1,101,931
  Accident and health                          818,993        832,925
                                                  2,360,847      2,342,562

Unearned premiums                               12,679         13,044
Other policy claims and benefits payable  219,542        196,403
Policyholder dividends payable                   8,130          7,930
                                                  2,601,198      2,559,939

Accrued expenses                                42,260         68,441
Current income taxes payable                         -          5,375
Deferred federal income taxes                        -          9,538
Other liabilities                               45,059         31,145
Liabilities related to separate accounts2,073,614      1,757,476
                                                  4,762,131      4,431,914

SHAREHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000
  shares authorized, issued and outstanding       5,000         5,000
Additional paid-in capital                     408,000   408,000
Retained earnings                              220,277   207,421
Unrealized gain (loss) on available-for-sale
  securities, net of deferred taxes of
  $9,830 at June 30, 1996 and $47,455 at
  December 31, 1995                                  18,256    88,131
Unrealized gain on assets held in separate
  accounts, net of deferred taxes of $839 at
  June 30, 1996 and $1,371 at December 31, 1995     1,558    2,546
                                                     653,091       711,098
                                                  $5,415,222     5,143,012
See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                                  Six months ended
                                                  June 30,
                                                  1996           1995

REVENUES

Insurance operations:
  Traditional life insurance premiums        $  194,951$ 120,085
  Interest sensitive and investment product
   policy charges                                31,171   22,563
  Accident and health premiums                  504,799  442,820
                                                     730,921  585,468
Net investment income                           100,383   96,817
Realized gains (losses) on investments            5,692   23,551
Other income                                          17,028   17,167
TOTAL REVENUES                                       854,024  723,003

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                    182,113   97,305
  Interest sensitive and investment products     47,307   33,553
  Accident and health                           410,068  354,473
                                                     639,488       485,331
Policyholder dividends                            1,888    1,876
Amortization of deferred policy acquisition
  costs                                               20,160        20,992
Insurance commissions                            50,830   46,092
General and administrative expenses        121,895  118,018
TOTAL BENEFITS AND EXPENSES                     834,261  672,309

INCOME BEFORE INCOME TAXES                       19,763   50,694

INCOME TAX EXPENSE (BENEFITS)
Current                                                 7,422   20,346
Deferred                                                (506)       (3,019)
                                                       6,916   17,327
NET INCOME                                   $   12,847$  33,367

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(unaudited)

                                             Three months ended
                                                June 30,
                                             1996           1995

REVENUES
Insurance operations:
  Traditional life insurance premiums   $    133,207        $62,990
  Interest sensitive and investment
   policy charges                            17,596          11,358
  Accident and health premiums               253,222        227,736
               Total Insurance Revenue         404,025      302,084
Net investment income                        49,844           49,298
Realized gains (losses) on investments       (1,174)         24,043
Other income                                       8,584      8,847
TOTAL REVENUES                                   461,279     384,272

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                 122,855          50,950
  Interest sensitive and investment products  23,801         17,398
  Accident and health                        199,892        185,091
                                                   346,548       253,439
Policyholder dividends                           754          1,128
Amortization of deferred policy acquisition
  costs                                             9,219         12,246
Insurance commissions                         25,349         23,230
General and administrative expenses       58,773        60,203
TOTAL BENEFITS AND EXPENSES                   440,643       350,246

INCOME BEFORE INCOME TAX EXPENSE              20,636         34,026

INCOME TAX EXPENSE (BENEFITS)
Current                                             4,577         13,768
Deferred                                             2,763        (1,940)
                                                     7,340        11,828

NET INCOME                              $      13,296       $22,198

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                  Six months ended
                                                     June 30,
                                                  1996           1995

OPERATING ACTIVITIES
Net income                                   $      12,847  $  33,367
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in future policy benefit reserves for
   traditional and interest sensitive products (71,803)     44,960
  Increase in other policy claims, benefits
   and policyholder dividends payable               (5,540)    17,132
  Decrease in deferred federal income taxes            707     (3,019)
  Increase (decrease) in income taxes payable (23,880)       1,124
  Amortization of policy acquisition costs           4,908     20,992
  Policy acquisition costs deferred           (19,550)    (29,839)
  Provision for depreciation                         8,600      7,284
  Accrual of discount, net                           1,134     (1,297)
  Change in uncollected premiums, accrued investment
   income, other receivables, unearned premiums,
   accrued expenses, and other liabilities         (11,323)      2,308
  Realized (gains) losses on investments       (3,040)    (23,551)
  Other                                                  (4,978)         500
NET CASH PROVIDED BY OPERATING ACTIVITIES    (111,918)     69,961

INVESTING ACTIVITIES
Purchases of fixed maturity investments          (1,084,818)(1,146,459)
Sales or maturities of fixed maturity investments     1,060,351 1,093,748
Increase in short-term investments                   26,115    (43,085)
Purchase of other investments                       (71,879)  (140,596)
Sales or maturities of other investments        38,698      47,757
Purchase of property and equipment                   (6,072)   (7,685)
Other                                               (2,808)    (15,949)
NET CASH USED BY INVESTING ACTIVITIES              (40,413)   (212,269)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                           90,087      136,088
  Surrenders and death benefits                    (16,493)     (23,864)
  Interest credited to policyholders                30,821      22,773
Dividends paid to shareholder                            0          0
NET CASH PROVIDED BY FINANCING ACTIVITIES     104,415       134,997
INCREASE IN CASH                                   (47,916)     (7,311)
Cash and cash equivalents at beginning of period         1       10,888
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $(47,915) $     3,577

See accompanying notes.

/TABLE

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1996
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 1996 and the related statement of income for the six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

Income tax payments for the six months ended June 30, 1996 and June 30, 1995 were $32,194,224 and $19,221,619, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 1996, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at June 30, 1996 (in thousands):

               Amortized      UnrealizedUnrealizedFair
               Cost           Gain           Loss           Value
Fixed Income Securities:
  Governments       $ 356,603 $    2,551$    4,330          $ 354,824
  Public Utilities     73,982      2,634     1,205             75,411
  Industrial and
    miscellaneous   1,532,945     25,818     19,831         1,538,932
  Other                      8,692        817        120        9,389
Total               1,972,222     31,820     25,486    1,978,556
Equity Securities      75,239     25,969      2,272       98,936
                       $2,047,461  $   57,789$    27,758$2,077,492


The amortized cost and fair value of fixed maturities at June 30, 1996, by contractual maturity, are shown below
(in thousands). Expected maturities will differ from contractual maturities because borrowers may have the FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1996
(unaudited)

right to call or prepay obligations with or without call or prepayment penalties.


                                   Amortized      Fair
                                   Cost           Value

Due in one year or less  $   162,736    $   162,902
Due after one year through
  five years                      556,971        562,936
Due after five years through
  ten years                  669,892        667,824
Due after ten years               709,671        711,963
                              $ 2,099,270    $ 2,105,625

Proceeds from sales and maturities of investments in fixed maturities in the six-month period ended June 30, 1996 were $1,041,666,471 , and $18,684,818 respectively.

Gross gains of $20,278,965 and gross losses of $17,251,418 were realized on sales.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 37% of outstanding principal is concentrated in the states of Arizona, California, New York. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

In 1995 the Company adopted FASB 114 and 118, "Accounting by Creditors for Impairment of a Loan." Statements 114 and 118 require that impaired loans are to be valued at the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair market value of the collateral if the loan is collateral dependent. Adoption of these FORTIS
BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1996
(unaudited)

statements did not materially impact the financial position or operating results of the Company.

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows (in thousands):



                              Investment          Realized Gain (Loss)
                              Income              on Investments
                         1996      1995           1996      1995
Fixed maturities         $ 69,489  $ 66,654       $ (2,271) $  19,805
Preferred stocks               94       292            250       378
Common stocks                    2,675       832          5,049   1,745
Mortgage loans on
  real estate                   26,440    23,735           (144)        (17)
Policy loans                     1,644     1,550
Short-term investments      3,165     5,666
Real estate and other
   investments                   1,435     1,345          2,808    1,640
                               104,942   100,074       $ 5,692 $  23,551
Expenses                        (4,559)   (3,257)
                              $100,383  $ 96,817

Management's Discussion and Analysis of Financial
Condition and Results of Operations

June Year-to-Date 1996 Compared to June Year-to-Date 1995

Traditional life insurance premiums were $195.0 million in the first six months of 1996 compared to $120.0 million in the same period of 1995. This increase in sales was led by the strong sales of the Company's group life products. Interest sensitive and investment product policy charges, which consist primarily of cost of insurance charges, increased 38% to $31.2 million for the first six months of 1996 compared to the same period in 1995. Continued sales of interest sensitive and investment products has steadily increased the policy base on which these charges are assessed. Accident and health premiums increased to $504.8 million versus $442.8 for the same period in 1995. This increase was led by sales of the Company's medical and disability products.

Total revenues were $854.0 million in the second quarter
1996 year to date compared to $723.0 million for the same
period in 1995.  Included in the revenues were capital
gains of $5.7 million in 1996 versus gains of  $23.6
million in 1995.

Traditional life insurance benefits were $182.1 million for the period ended June 30, 1996 versus $97.3 million for the same period in 1995. The high percentage of benefits as compared to premiums is attributable to less favorable group life mortality for the year. Interest sensitive and investment product benefits were $47.3 million for the period ended June 30, 1996. This was an increase of 26% from the same period in 1995. This increase was the result of higher mortality experience in 1996 compared to 1995. Accident and health benefits were $410.1 million for the period ended 1996 compared to $354.5 for the same period in 1995. Increased premium volume is the primary driver of the variance.

Commission expense for the period ended June 30, 1996 was $50.8 million compared to $46.1 million for the same period in 1995. Interest sensitive and investment products commission increased 12% from the first half of 1996 compared to 1995; however, the company deferred $31 million of these commissions in the first half of 1996, compared to $27.8 million in the first half of 1995. The additional commission and deferral is the result of a 74% increase in sales of the Company's variable life product, combined with a 13% decrease in variable annuity sales.
Amortization of deferred policy acquisition costs were $20.2 million compared to $21.0 million for the same period last year. The decrease in the amortization of deferred policy acquisition costs is due to lower write-off's as expenses are amortized based on capital gains.
General and administrative expenses were $121.9 million versus $118.0 million in 1995. This increase is due primarily to the increased volume of business and lower expenses on the Company's medical lines.

Federal income taxes were $6.9 million for the first six months of 1996 compared to $17.3 million for the same period in 1995. The lower expense is due to lower pre-tax income including lower realized gains in 1996 compared to 1995.

In summary, the Company reported a net gain of $12.8
million for the period ended June 30, 1996 versus $33.4 million gain in the prior year.

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from operations. The primary uses of funds are to provide policy benefits and reserves, operating expenses, commissions, and to purchase new investments. The company expects its investment and operating activities to generate sufficient funds for these purposes.

The NAIC has implemented risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations.
These standards require the computation of risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events.
These standards provide for regulatory intervention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels.
Based upon current calculations of the risk-based capital standards, the Company's percentage of total adjusted capital is well in excess of ratios which would require regulatory attention.

Fortis Benefits has no long or short term debt. Less than 2% of the Company's assets consisted of non-investment grade bonds as of June 30, 1996 and the Company does not expect this percentage to increase significantly in the future.

As explained in the notes to the financial statements, the Company is classifying all fixed maturity securities as available-for-sale and carrying them at fair value.
The unrealized gain or loss is recorded as a component of shareholder's equity. At June 30, 1996, the Company recognized an unrealized gain, net of taxes, of $18.3 million.

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

Fortis Benefits Insurance Company
(Registrant)
Date: August 12, 1996
/s/ Michael J. Peninger
Senior Vice President, Controller and Treasurer (on
behalf of the Registrant and as its principal financial
and chief accounting officer)