Form 10-Q
period 1996-09-30
FORTIS BENEFITS INSURANCE CO
filed 1996-11-14
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Registrant's telephone number, including area code: 612-
738-5590

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.  Yes   X    No
FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share amounts)


                                              Sept 30,      December 31,
                                               1996            1995
                                             (unaudited)
ASSETS

Investments
Fixed maturities, at fair value (amortized
  cost: $1,960,373 at September 30, 1996,
  $1,951,204 at December 31, 1995)           $   1,971,427  $  2,075,624
Equity securities, at fair value (cost:
  $70,711 at September 30, 1996, $60,935 at
  December 31, 1995)                               92,104         78,852
Mortgage loans on real estate                     580,726        562,697
Policy loans                                        59,646        53,863
Short-term investments                            153,852        153,499
Real estate and other investments                   25,536        11,918
                                                 2,883,291   $ 2,936,453

Cash                                              (30,488)            1
Receivables:
  Uncollected premium                              66,507        55,992
  Reinsurance recoverable on paid and unpaid losses 12,168       11,812
  Due from affiliates                              (2,182)          388
  Other                                             48,328        14,581
                                                  124,821        82,773

Accrued investment income                          41,407        41,209
Deferred policy acquisition costs                 262,379        237,509
Property and equipment, at cost, less
  accumulated depreciation                         54,920        60,031
Recoverable federal income taxes                   21,548          -
Deferred federal income taxes                      20,613          -
Other assets                                        6,425         3,551
Assets held in separate accounts                 2,236,699     1,781,485
                                             $   5,621,615  $  5,143,012
See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

                                             September 30,  December 31,
                                               1996           1995
                                              (unaudited)
POLICY RESERVES AND LIABILITIES

Future policy benefit reserves:
  Traditional life insurance                 $ 604,780      $ 407,706
  Interest sensitive and investment products   969,123      1,101,931
  Accident and health                           816,857        832,925
                                             2,390,760      2,342,562

Unearned premiums                               11,491         13,044
Other policy claims and benefits payable       221,784        196,403
Policyholder dividends payable                    8,230         7,930
                                             2,632,265      2,559,939

Accrued expenses                                42,799         68,441
Current income taxes payable                         -          5,375
Deferred federal income taxes                        -          9,538
Other liabilities                               63,995         31,145
Liabilities related to separate accounts     2,210,270      1,757,476
                                             4,949,329      4,431,914

SHAREHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000
  shares authorized, issued and outstanding      5,000          5,000
Additional paid-in capital                     408,000        408,000
Retained earnings                              234,868        207,421
Unrealized gain (loss) on available-for-sale
  securities, net of deferred taxes of
  $10,656 at September 30, 1996 and $47,455 at
  December 31, 1995                             19,966         88,131
Unrealized gain on assets held in separate
  accounts, net of deferred taxes of $1,094 at
  September 30, 1996 and $1,371 at December 31, 1995     4,452    2,546
                                                672,286       711,098
                                             $5,621,615     5,143,012
See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                                  Nine months ended
                                                  September 30,
                                                  1996           1995

REVENUES

Insurance operations:
  Traditional life insurance premiums             $  288,295     $ 184,808
  Interest sensitive and investment product
   policy charges                                     58,398        33,875
  Accident and health premiums                       745,059       682,547
                                                   1,091,752       901,230
Net investment income                                151,921       147,311
Realized gains (losses) on investments                 9,499        40,679
Other income                                          24,844        27,575
TOTAL REVENUES                                     1,278,016     1,116,795

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                         263,073       152,535
  Interest sensitive and investment products          79,392        53,695
  Accident and health                                603,498       555,816
                                                     945,963       762,046
Policyholder dividends                                 2,792         2,866
Amortization of deferred policy acquisition
  costs                                               30,026        30,924
Insurance commissions                                 73,454        70,975
General and administrative expenses                  183,572       180,612
TOTAL BENEFITS AND EXPENSES                        1,235,807     1,047,723

INCOME BEFORE INCOME TAXES                            42,209        69,372

INCOME TAX EXPENSE (BENEFITS)
Current                                                19,794       31,447
Deferred                                              (5,021)          (7,863)
                                                      14,773         23,584
NET INCOME                                        $   27,436     $  45,788

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(unaudited)

                                             Three months ended
                                             September 30,
                                             1996           1995

REVENUES
Insurance operations:
  Traditional life insurance premiums   $     93,344        $64,723
  Interest sensitive and investment
   policy charges                            27,227          11,312
  Accident and health premiums               240,260        239,727
               Total Insurance Revenue       360,831         315,762
Net investment income                        51,538           50,494
Realized gains (losses) on investments        3,807          17,128
Other income                                  7,816          10,408
TOTAL REVENUES                               423,992         393,792

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                  80,960          55,230
  Interest sensitive and investment products  32,085         20,142
  Accident and health                         193,430       201,343
                                              306,475        276,715
Policyholder dividends                           904            990
Amortization of deferred policy acquisition
  costs                                        9,866          9,932
Insurance commissions                         22,624         24,883
General and administrative expenses            61,677        62,594
TOTAL BENEFITS AND EXPENSES                   401,546       375,114

INCOME BEFORE INCOME TAX EXPENSE              22,446         18,678

INCOME TAX EXPENSE (BENEFITS)
Current                                       12,372         11,101
Deferred                                       (4,515)       (4,844)
                                                7,857         6,257

NET INCOME                              $      14,589       $12,421

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                  Nine months ended
                                                     September 30,
                                                  1996           1995

OPERATING ACTIVITIES
Net income                                   $     27,436   $  45,788
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in future policy benefit reserves for
   traditional and interest sensitive products    (102,268)    40,160
  Increase in other policy claims, benefits
   and policyholder dividends payable               (5,335)    33,381
  Decrease in deferred federal income taxes         (5,020)    (7,863)
  Increase (decrease) in income taxes payable      (14,977)      (806)
  Amortization of policy acquisition costs          30,026      9,932
  Policy acquisition costs deferred                (49,919)    (21,328)
  Provision for depreciation                        12,341     11,328
  Accrual of discount, net                           2,040      (858)
  Change in uncollected premiums, accrued investment
   income, other receivables, unearned premiums,
   accrued expenses, and other liabilities         (53,686)     38,299
  Realized (gains) losses on investments            (6,972)    (40,679)
  Other                                             (6,626)        419
NET CASH PROVIDED BY OPERATING ACTIVITIES         (172,960)    107,773

INVESTING ACTIVITIES
Purchases of fixed maturity investments          (2,063,048)(1,753,300)
Sales or maturities of fixed maturity investments     2,048,551 1,629,940
Increase in short-term investments                     (724)   (33,703)
Purchase of other investments                       (37,816)  (165,622)
Sales or maturities of other investments             38,619    69,523
Purchase of property and equipment                   (7,230)   (13,672)
Other                                               (2,809)    (15,785)
NET CASH USED BY INVESTING ACTIVITIES              (24,457)   (282,619)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                          157,381      180,185
  Surrenders and death benefits                    (36,918)     (40,354)
  Interest credited to policyholders                46,465      35,784
Dividends paid to shareholder                            0            0
NET CASH PROVIDED BY FINANCING ACTIVITIES          166,928     175,615
INCREASE IN CASH                                   (30,489)         769
Cash and cash equivalents at beginning of period         1       10,888
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $(30,488) $    11,657

See accompanying notes.

/TABLE

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1996
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 1996 and the related statement of income for the nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September
30, 1996 and 1995.

Income tax payments for the nine months ended September
30,1996 and September 30, 1995 were $34,345,382 and
$32,253,506, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 1996, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at September 30, 1996
(in thousands):

               Amortized      UnrealizedUnrealizedFair
               Cost           Gain           Loss           Value
Fixed Income Securities:
  Governments       $ 336,862 $    1,434$    2,872          $ 335,424
  Public Utilities     88,589      2,744     1,054             90,279
  Industrial and
    miscellaneous   1,539,012     23,846     13,790         1,549,069
  Other                 8,952        829        117             9,663
Total               1,973,415     28,853     17,833         1,984,435
Equity Securities      70,711     23,150      1,757            92,104
                    $2,044,126$   52,003$    19,590         $2,076,539

The amortized cost and fair value of fixed maturities at September 30, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1996
(unaudited)

the right to call or prepay obligations with or without call or prepayment penalties.


                                   Amortized      Fair
                                   Cost           Value

Due in one year or less            $   185,383    $   185,514
Due after one year through
  five years                           554,995        562,567
Due after five years through
  ten years                            633,187        633,910
Due after ten years                    740,695        743,289
                                   $ 2,114,260    $ 2,125,280

Proceeds from sales and maturities of investments in fixed maturities in the nine-month period ended September
30,1996 were $2,006,230,996,and $42,896,407 respectively.


Gross gains of $33,278,130 and gross losses of $26,306,463 were realized on sales.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 29% of outstanding principal is concentrated in the states of Arizona, California, New York. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

In 1995 the Company adopted FASB 114 and 118, "Accounting
by Creditors for Impairment of a Loan." Statements 114
and 118 require that impaired loans are to be valued at
the present value of expected future cash flows
discounted at the loan's effective interest rate, or, as
a practical expedient, at the loan's observable market
price, or the fair market value of the collateral if the
loan  is  collateral   dependent.  Adoption  of   these
FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1996
(unaudited)

statements did not materially impact the financial position or operating results of the Company.

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows (in thousands):



                              Investment          Realized Gain (Loss)
                              Income              on Investments
                         1996      1995           1996      1995
Fixed maturities         $105,456  $ 99,998       $ (3,232) $  36,470
Preferred stocks               172      326            257       485
Common stocks               4,829     1,199          9,947     2,129
Mortgage loans on
  real estate              39,581    36,283           (144)      (242)
Policy loans                2,512     2,247                        0
Short-term investments      4,383     9,289                       (3)
Real estate and other
   investments              1,850     2,642          2,808      1,840
                          158,783   151,984       $  9,636  $  40,679
Expenses                   (6,862)   (4,673)
                         $151,921  $147,311

Management's Discussion and Analysis of Financial
Condition and Results of Operations

September Year-to-Date 1996 Compared to September Year-to-Date 1995

Traditional life insurance premiums were $288.0 million in the first nine months of 1996 compared to $185.0 million in the same period of 1995. This increase in premium was led by the strong sales of the Company's group life products. Interest sensitive and investment product policy charges, which consist primarily of cost of insurance charges, increased 72% to $58.4 million for the first nine months of 1996 compared to the same period in 1995. Continued sales of interest sensitive and investment products has steadily increased the policy base on which these charges are assessed. Accident and health premiums increased to $745.0 million versus $682.5 for the same period in 1995. This increase was led by sales of the Company's medical and disability products.

Total revenues were $1,278.0 million in the third quarter
1996 year to date compared to $1,116.8 million for the same period in 1995. Included in the revenues were capital gains of $9.5 million in 1996 versus gains of $40.7 million in 1995.

Traditional life insurance benefits were $263.0 million for the period ended September 30, 1996 versus $152.5 million for the same period in 1995. The high percentage of benefits as compared to premiums is attributable to less favorable group life mortality for the year.
Interest sensitive and investment product benefits were $79.3 million for the period ended September 30, 1996.
This was an increase of 47% from the same period in 1995.
This increase was the result of higher mortality experience in 1996 compared to 1995. Accident and health benefits were $603.5 million for the period ended 1996 compared to $555.8 for the same period in 1995.
Increased premium volume is the primary driver of the variance.

Commission expense for the period ended September 30, 1996 was $73.4 million compared to $70.9 million for the same period in 1995. Interest sensitive and investment products commission increased 27% from the first three quarters of 1996 compared to 1995; however, the company deferred $46.8 million of these commissions in the first three quarters of 1996, compared to $39.6 million in the first three quarters of 1995. The additional commission and deferral is the result of a 61% increase in sales of the Company's variable life product, combined with a 3% increase in variable annuity sales. Amortization of deferred policy acquisition costs were $30.0 million compared to $30.9 million for the same period last year.
The decrease in the amortization of deferred policy acquisition costs is due to lower write-off's as expenses are amortized based on capital gains. General and administrative expenses were $183.5 million versus $180.6 million in 1995. This increase is due primarily to the increased volume of business and lower expenses on the Company's medical lines.

Federal income taxes were $14.7 million for the first nine months of 1996 compared to $23.5 million for the same period in 1995. The lower expense is due to lower pre-tax income including lower realized gains in 1996 compared to 1995.

In summary, the Company reported a net gain of $27.4 million for the period ended September 30, 1996 versus
$45.7 million gain in the prior year.

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

Fortis Benefits has no long or short term debt. Less than 2% of the Company's assets consisted of non-investment grade bonds as of September 30, 1996 and the Company does not expect this percentage to increase significantly in the future.

As explained in the notes to the financial statements, the Company is classifying all fixed maturity securities as available-for-sale and carrying them at fair value.
The unrealized gain or loss is recorded as a component of shareholder's equity. At September 30, 1996, the Company recognized an unrealized gain, net of taxes, of $20.0 million.

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

Fortis Benefits Insurance Company
(Registrant)
Date: November 12, 1996
/s/ Michael J. Peninger
Senior Vice President, Controller and Treasurer (on
behalf of the Registrant and as its principal financial
and chief accounting officer)