Form 10-K405
period 1996-12-31
FORTIS BENEFITS INSURANCE CO
filed 1997-03-31
CIK 823533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       FOR THE FISCAL YEAR ENDED:
           DECEMBER 31, 1996

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

                      /X/  Yes                      / /  No

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Form S-1 Amended Registration Statement to be filed by the Registrant are incorporated by reference into Parts I, II, III.

                                     PART I

ITEM 1.  BUSINESS

    "Fortis Benefits/Fortis Financial Group Member" on page 9, and Further Information About Fortis Benefits" on pages 19 through 23 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    "Selected Financial Data" from page 19 of the prospectus attached hereto as Exhibit No. 99, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    "Directors and Executive Officers of the Registrant" on page 22 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    "Executive Compensation" on pages 22 and 23 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                     PERCENTAGE
                                                     NUMBER OF     OF OUTSTANDING
     NAME AND ADDRESS OF BENEFICIAL OWNER (1)         SHARES       VOTING SHARES
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

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of Fortis Benefits Insurance Company are included in Item 8:

      Report of Independent Auditors

      Balance Sheets at December 31, 1996 and 1995

      Statements of Income for the years ended December 31, 1996, 1995 and 1994

      Statements of Changes in Shareholder's Equity for the years ended December 31, 1996, 1995 and 1994

      Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

      Notes to Financial Statements

(a)(2)The information required by the following financial statement schedules of Fortis Benefits Insurance Company are included in Item 8:

      I.     Summary  of   Investments--Other   than  investments   in   Related
      Parties--Contained in the Notes to Financial Statements.

      Condensed Financial Information of Registrant--Contained in non-financial statement part of prospectus.

      IV. Reinsurance--Contained in the Notes to Financial Statements.

      V. Valuation and Qualifying Accounts--Contained in Financial Statements and Notes to Financial Statements.

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

(b)   Reports on Form 8-K filed in the fourth quarter of 1996

      None

(c)   Exhibits

      Included in 14 (a)(3) above

(d)   Financial Statements Schedules

      Included in 14 (a)(2) above

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FORTIS BENEFITS INSURANCE COMPANY
                                                        Registrant

March 28, 1997                  By    -----------------------------------------
                                                 Robert B. Pollock,
                                                    PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

March 28, 1997                  By
                                      -----------------------------------------
                                                Michael J. Peninger,
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of Fortis Benefits Insurance Company:

By*  -------------------------------------  Chairman of the       March 28, 1997
             Allen Royal Freedman            Board

By   -------------------------------------  President and Chief   March 28, 1997
               Robert B. Pollock             Executive Officer

By   -------------------------------------  Senior Vice           March 28, 1997
               Dean C. Kopperud              President

By*  -------------------------------------  Executive Vice        March 28, 1997
             Thomas Michael Keller           President

By*  -------------------------------------  Director              March 28, 1997
              Henry Carrol Mackin

By*  -------------------------------------
              Robert B. Pollock,
               ATTORNEY-IN-FACT