Form 10-Q
period 1997-03-31
FORTIS BENEFITS INSURANCE CO
filed 1997-05-15
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
BALANCE SHEETS
(In thousands, except per share amounts)


                                                       March 31,        December 31,
                                                        1997               1996
                                                      (unaudited)
ASSETS

Investments
Fixed maturities, at fair value (amortized
  cost: $2,167,502 at March 31, 1997,
  $2,078,438 at December 31, 1996)                    $   2,145,764     $  2,115,499
Equity securities, at fair value (cost:
  $94,941 at March 31, 1997, $84,144 at
  December 31, 1996)                                        104,960          106,290
Mortgage loans on real estate                               588,937          582,869
Policy loans                                                 62,143           60,722
Short-term investments                                       91,540          182,817
Real estate and other investments                            29,442           29,628
                                                       $  3,022,786      $ 3,077,825


Cash                                                       (42,305)           20,474
Receivables:
  Uncollected premium                                        70,519           71,386
  Reinsurance recoverable on paid and unpaid losses          13,009           12,939
  Other                                                      33,823            9,045
                                                            117,351           93,370


Accrued investment income                                    44,142           39,519
Deferred policy acquisition costs                           280,599          268,075
Property and equipment, at cost, less
  accumulated depreciation                                   49,774           52,882
Deferred federal income taxes                                40,810           17,008
Other assets                                                  4,188            8,005
Assets held in separate accounts                          2,354,376        2,374,718
                                                      $   5,871,721     $  5,951,876

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

                                                      March 31,         December 31,
                                                        1997              1996
                                                       (unaudited)
POLICY RESERVES AND LIABILITIES

Future policy benefit reserves:
  Traditional life insurance                          $  436,933        $ 434,378
  Interest sensitive and investment products           1,205,568        1,175,480
  Accident and health                                    835,914          834,119
                                                       2,478,415        2,443,977

Unearned premiums                                         12,674           12,622
Other policy claims and benefits payable                 196,582          191,940
Policyholder dividends payable                             9,120            8,783
                                                       2,696,791        2,657,322

Accrued expenses                                          33,419           42,223
Current income taxes payable                              21,094           17,424
Other liabilities                                         32,409          104,834
Due to Affiliates                                          5,029            4,926
Liabilities related to separate accounts               2,324,722        2,344,474
                                                       5,113,464        5,171,203

SHAREHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000
  shares authorized, issued and outstanding                5,000            5,000
Additional paid-in capital                               468,000          468,000
Retained earnings                                        286,856          265,613
Unrealized gain (loss) on available-for-sale
  securities, net of deferred taxes of
 ($3,689) at March 31, 1997 and $19,535 at
  December 31, 1996                                       (6,840)          36,290
Unrealized gain on assets held in separate
  accounts, net of deferred taxes of $1,392 at
 March 31, 1997 and $1,454 at December 31, 1996             5,241           5,770
Total Shareholder's equity                                758,257         780,673
Total policy reserves, liabilities &
  Shareholder's equity                                $ 5,871,721       $5,951,876

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                                            Three months ended
                                                            March 31,
                                                            1997              1996

REVENUES

Insurance operations:
  Traditional life insurance premiums                       $   63,028        $  61,744
  Interest sensitive and investment product
   policy charges                                               18,245           13,575
  Accident and health premiums                                 221,300          251,577
      Total Insurance Revenue                                  302,573          326,896
Net investment income                                           54,914           50,539
Realized gains (losses) on investments                          13,312            6,866
Other income                                                     7,841            8,444
TOTAL REVENUES                                                 378,640          392,745

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                                    51,648           59,258
  Interest sensitive and investment products                    25,623           23,506
  Accident and health                                          173,192          210,176
                                                               250,463          292,940
Policyholder dividends                                           1,219            1,134
Amortization of deferred policy acquisition
  costs                                                          9,723           10,941
Insurance commissions                                           24,064           25,481
General and administrative expenses                             60,489           63,122
TOTAL BENEFITS AND EXPENSES                                    345,958          393,618

INCOME BEFORE INCOME TAXES                                      32,682             (873)

INCOME TAX EXPENSE (BENEFITS)
Current                                                         11,955            2,845
Deferred                                                          (517)          (3,269)
                                                                11,438             (424)
NET INCOME                                                  $   21,244        $    (449)

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                            Three months ended
                                                               March 31,
                                                            1997              1996

OPERATING ACTIVITIES
Net income                                            $      21,243     $     (449)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in future policy benefit reserves for
   traditional and interest sensitive products                11,565       (62,021)
  Increase in other policy claims, benefits
   and policyholder dividends payable                          4,979       38,446
  Provision for deferred federal income taxes                   (517)      (3,269)
  Increase (decrease) in income taxes payable                  3,670       (24,502)
  Amortization of policy acquisition costs                     9,723       10,941
  Policy acquisition costs deferred                          (17,604)      (15,704)
  Provision for depreciation                                   4,193        4,593
  Amortization of investment premiums(discounts), net            152          676
  Change in uncollected premiums, accrued investment
   income, other receivables, unearned premiums,
   accrued expenses, and other liabilities                  (114,229)       17,897
  Realized (gains) losses on investments                     (13,312)      ( 6,866)
  Other                                                          (56)          778
NET CASH PROVIDED BY OPERATING ACTIVITIES                   ( 90,193)      (39,480)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                   (1,232,671)    ( 625,023)
Sales or maturities of fixed maturity investments          1,143,043       564,633
Increase in short-term investments                            91,278        60,693
Purchase of other investments                               (801,253)     ( 46,828)
Sales or maturities of other investments                     805,230       31,979
Purchase of property and equipment                            (1,086)      ( 4,395)
Other                                                              -           364
NET CASH USED BY INVESTING ACTIVITIES                          4,541      ( 18,577)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                                     44,543         58,767
  Surrenders and death benefits                              (34,639)       (13,369)
  Interest credited to policyholders                          12,969        15,535
Dividends paid to shareholder                                      0              0
NET CASH PROVIDED BY FINANCING ACTIVITIES                     22,873        60,933
INCREASE IN CASH                                             (62,779)         2,876
Cash and cash equivalents at beginning of period              20,474              1
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $(42,305)   $     2,877

See accompanying notes.

/TABLE

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
March 31, 1997
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 1997 and the related statement of income for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31,1997 and 1996.

Income tax payments for the three months ended March
31,1997 and March 31, 1996 were $8,300,000 and
$27,347,000, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 1997, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at March 31, 1997 (in thousands):

                                    Gross       Gross
                  Amortized         Unrealized  Unrealized              Fair
                  Cost              Gain        Loss                    Value
Fixed Income Securities:
  Governments           $ 180,121   $       40  $     3,551             $ 176,611
  Public Utilities        142,531        1,831        2,968               141,393
  Industrial and
    miscellaneous       1,769,618       16,397       32,293             1,753,722
  Other                    75,232          657        1,851                74,038
Total                   2,167,502       18,925       40,663             2,145,764
Equity Securities          94,941       12,369        2,350               104,960
                       $2,262,443   $   31,294  $    43,013            $2,250,724

The amortized cost and fair value of fixed maturities at March 31, 1997, by contractual maturity, are shown below
(in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                          Amortized         Fair
                                          Cost              Value

Due in one year or less                   $    21,407       $    21,535
Due after one year through
  five years                                  650,187           651,581
Due after five years through
  ten years                                   672,806           665,064
Due after ten years                           823,102           807,584
                                          $ 2,167,502       $ 2,145,764

Proceeds from sales and maturities of investments in fixed maturities in the three-month period ended March
31,1997 were $1,112,802,706,and $68,186,018 respectively.

Gross gains of $5,478,346 and gross losses of $5,875,305 were realized on sales.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 36% of outstanding principal is concentrated in the states of Florida, California, New York. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

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

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows (in thousands):



                                    Investment              Realized Gain (Loss)
                                    Income                  on Investments
                              1997        1996              1997        1996
Fixed maturities              $ 38,544    $ 35,421          $   (397)   $   1,628
Preferred stocks                    78          51               345         250
Common stocks                    1,853         620            13,309       2,266
Mortgage loans on
  real estate                   13,244      13,351              ( 8)         (144)
Policy loans                       992         818                              0
Short-term investments             719       2,102                             57
Real estate and other
   investments                   1,276         239                63        2,809
                                56,706      52,602          $ 13,312    $   6,866
Expenses                        (1,792)     (2,063)
                              $ 54,914    $ 50,539

Management's Discussion and Analysis of Financial
Condition and Results of Operations March 31, 1997
Compared to March 31, 1996

Revenues
Traditional life insurance premiums of Fortis Benefits
(the "Company") are principally composed of group life coverages. Total life premiums in the first quarter increased over 1996 due primarily to increased group life sales in 1997. Interest sensitive and investment product policy charges, which consist primarily of cost of insurance charges, increased 34% in the first quarter of 1997 compared to the same period in 1996. Continued sales of interest sensitive and investment products has steadily increased the policy base on which these charges are assessed.

Total accident and health premiums decreased in the first quarter of 1997 compared to the same period in 1996 primarily due to the decision in 1996 to discontinue new sales of certain medical products. This decrease is partially offset by a 10% increase in first quarter sales of group disability and dental product sales.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1997 and 1996 resulted in recognition of realized gains and losses.

Benefits
The Company's group life benefits which are included in the traditional life benefits were lower in the first quarter of 1997 compared to the same period in 1996 as a result of improved mortality. Interest sensitive and investment product benefits for the three month period ended March 31, 1997 increased 9% from the same period in 1996. This increase was the result of higher mortality experience and higher interest crediting on the Company's steadily increasing policy base in 1997 compared to 1996.

The accident and health claims to premium ratio improved from three months ended March 31, 1996 to the same period in 1997 primarily due to the improved claim closure rates in the group disability lines.

Expenses
The commission rates have declined from the levels at March 31, 1996. This is primarily due to change in the mix of business by product line as well as the change in first year versus renewal premiums. Interest sensitive and investment products commission increased from the first three months in 1997 compared to the same period in 1996; however, the Company deferred $16.0 million of these commissions in the first three months of 1997, compared to $14.7 million in the same period in 1996.
The additional commission and deferral is the result of an increase in sales of the company's variable life and variable annuity products.

In 1996, the Company consolidated the fully insured group medical business administration processing. This has resulted in expense savings as demonstrated by the reduction in the general and administrative expenses.
Also contributing to the expense reduction was the decision to discontinue issuing large group self funded medical business.

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from operations, investment income and additional paid in capital from the Company's parent and sole shareholder. Funds are principally used to provide for policy benefits, operating expenses, commissions and investment purchases. The impact of the declining inforce medical business has been considered in evaluating the Company's future liquidity needs. The
Company expects its operating activities to generate sufficient funds.

The NAIC has implemented risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations.
These standards require the computation of risk-based capital amount which is then compared to a company's actual total adjusted capital. Based upon current calculation using these risk-based capital standards, the Company's percentage of total adjusted capital is in excess of ratios which would require regulatory attention.

The Company has no long or short term debt.  The
Company's fixed maturity investments consisted of 97% investment grade bonds as of March 31, 1997 and the Company does not expect this percentage to change significantly in the future.

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

Fortis Benefits Insurance Company
(Registrant)
Date: May 14, 1997
/s/ Michael J. Peninger
Senior Vice President, Controller and Treasurer (on
behalf of the Registrant and as its principal financial
and chief accounting officer)