Form 10-Q
period 1997-06-30
FORTIS BENEFITS INSURANCE CO
filed 1997-08-14
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands)
(Unaudited)


                                              June 30,      December 31,
                                               1997            1996
                                             (unaudited)
ASSETS

Investments
Fixed maturities, at fair value (amortized
  cost: $2,200,595 at June 30, 1997,
  $2,078,438 at December 31, 1996)                $   2,227,705  $  2,115,499
Equity securities, at fair value (cost:
  $84,659 at June 30, 1997, $84,144 at
  December 31, 1996)                                        104,976
106,290
Mortgage loans on real estate                          579,901        582,869
Policy loans                                        64,132        60,722
Short-term investments                                 142,798        182,817
Real estate and other investments                             38,969
29,628
                                              $  3,158,481   $ 3,077,825


Cash                                              (28,696)       20,474
Receivables:
  Uncollected premium                                   68,374        71,386
  Reinsurance recoverable on paid and unpaid losses          13,655
12,939
  Other                                             11,226         9,045
                                                   93,255        93,370


Accrued investment income                               43,485        39,519
Deferred policy acquisition costs                      281,509        268,075
Property and equipment, at cost, less
  accumulated depreciation                              48,567        52,882
Deferred federal income taxes                           26,836        17,008
Other assets                                        3,993         8,005
Assets held in separate accounts                      2,689,262     2,374,718
                                             $   6,316,692  $  5,951,876

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands)
(Unaudited)
                                               June 30,          December 31,
                                               1997           1996
                                              (unaudited)
POLICY RESERVES AND LIABILITIES

Future policy benefit reserves:
  Traditional life insurance                      $  441,319          $
434,378
  Interest sensitive and investment products       1,250,900
1,175,480
  Accident and health                                 841,457
834,119
                                              2,533,676          2,443,977

Unearned premiums                                     12,230
12,622
Other policy claims and benefits payable                  208,916
191,940
Policyholder dividends payable                          9,173
8,783
                                              2,763,995          2,657,322

Accrued expenses                                           37,368
 42,223
Current income taxes payable                           9,759        17,424
Other liabilities                                     37,962
104,834
Due to Affiliates                                      3,459
4,926
Liabilities related to separate accounts                2,659,217
2,344,474
                                              5,511,760          5,171,203

SHAREHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000
  shares authorized, issued and outstanding            5,000
5,000
Additional paid-in capital                           468,000
468,000
Retained earnings                                    300,127
265,613
Unrealized gain (loss) on available-for-sale
  securities, net of deferred taxes of
  $14,623 at June 30, 1997 and $19,535 at
  December 31, 1996                              27,168             36,290
Unrealized gain on assets held in separate
  accounts, net of deferred taxes of $2,387 at
  June 30, 1997 and $1,454 at December 31, 1996              4,637
5,770
Total Shareholder's equity                            804,932      780,673
Total policy reserves, liabilities &
  Shareholder's equity                            $ 6,316,692    $5,951,876

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                                  Six months ended
                                                  June 30,
                                                  1997           1996

REVENUES

Insurance operations:
  Traditional life insurance premiums                  $  130,461          $
129,268
  Interest sensitive and investment product
   policy charges                                          37,832
 30,949
  Accident and health premiums                            441,911
504,799
     Total Insurance Revenue                              610,204
665,016
Net investment income                                     111,958
100,383
Realized gains (losses) on investments                          17,093
         5,692
Other income                                          16,752
17,028
TOTAL REVENUES                                       756,007
788,119

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                              104,167
116,433
  Interest sensitive and investment products               51,936
 47,084
  Accident and health                                     348,380
410,068
                                                     504,483
573,585
Policyholder dividends                                      2,214
  1,888
Amortization of deferred policy acquisition
  costs                                               19,330        20,160
Insurance commissions                                      50,852
 48,603
General and administrative expenses                            126,029
       124,122
TOTAL BENEFITS AND EXPENSES                               702,908
768,358

INCOME BEFORE INCOME TAXES                                      53,099
        19,761

INCOME TAX EXPENSE (BENEFITS)
Current                                                24,434
7,422
Deferred                                              (5,849)          (
506)
                                                      18,585
6,916
NET INCOME                                             $   34,514          $
12,845

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                                  Three months ended
                                                  June 30,
                                                  1997           1996

REVENUES

Insurance operations:
  Traditional life insurance premiums                  $   67,433          $
67,524
  Interest sensitive and investment product
   policy charges                                          19,587
 17,374
  Accident and health premiums                            220,611
253,222
     Total Insurance Revenue                              307,631
338,120
Net investment income                                      57,044
 49,844
Realized gains (losses) on investments                           3,781
        (1,174)
Other income                                           8,911
8,584
TOTAL REVENUES                                       377,367
395,374

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                               52,519
 57,175
  Interest sensitive and investment products               26,313
 23,578
  Accident and health                                     175,188
199,892
                                                     254,020
280,645
Policyholder dividends                                        995
    754
Amortization of deferred policy acquisition
  costs                                                9,607         9,219
Insurance commissions                                      26,788
 23,122
General and administrative expenses                             65,540
        61,000
TOTAL BENEFITS AND EXPENSES                               356,950
374,740

INCOME BEFORE INCOME TAXES                                      20,417
        20,634

INCOME TAX EXPENSE (BENEFITS)
Current                                                12,479
4,577
Deferred                                              (5,332)           2,763

                                                       7,147
7,340
NET INCOME                                             $   13,270          $
13,294



See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                     Six months ended
                                                        June 30,
                                                  1997           1996

OPERATING ACTIVITIES
Net income                                        $     34,514    $   12,847
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase (decrease)in future policy benefit reserves
   for traditional and interest sensitive products            26,977
(71,803)
  Increase (decrease)in other policy claims, benefits
   and policyholder dividends payable                    17,366       (5,540)
  Provision for deferred federal income taxes                 (5,849)
 707
  (Decrease) in income taxes payable                     (7,666)     (23,880)
  Amortization of policy acquisition costs               19,330       20,160
  Policy acquisition costs deferred                          (35,035)
(34,802)
  Provision for depreciation                              1,127          703
  Amortization of investment premiums, net                  133        1,134
  Change in uncollected premiums, accrued investment
   income, other receivables, unearned premiums,
   accrued expenses, and other liabilities             ( 81,793)     (11,323)
  Realized gains on investments                              (17,093)    (
5,692)
  Other                                                 20      (4,978)
NET CASH PROVIDED BY OPERATING ACTIVITIES                    (47,969)
(122,467)

INVESTING ACTIVITIES
Purchases of fixed maturity investments               (2,446,316) (1,084,818)
Sales or maturities of fixed maturity investments      2,325,418   1,060,351
Increase in short-term investments                        40,019      26,115
Purchase of other investments                            (93,090)   ( 71,879)
Sales or maturities of other investments                      106,859
38,698
Sale (purchase) of property and equipment                      3,187
1,825
Other                                                         -       ( 156)
NET CASH USED BY INVESTING ACTIVITIES                   (63,923)    ( 29,864)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                               112,162        90,087
  Surrenders and death benefits                         (75,513)
(16,493)
  Interest credited to policyholders                     26,073        30,821
NET CASH PROVIDED BY FINANCING ACTIVITIES                     62,722
104,415
DECREASE IN CASH                                        (49,170)
(47,916)
Cash and cash equivalents at beginning of period         20,474
1
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $(28,696)  $
(47,915)

See accompanying notes.

/TABLE

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1997
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 1997 and the related statement of income for the six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30,1997 and 1996.

Income tax payments for the six months ended June 30,1997 and June 30, 1996 were $32,115,000 and $32,194,224, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 1997, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at June 30, 1997 (in thousands):

                              Gross          Gross
               Amortized      Unrealized     Unrealized           Fair
               Cost           Gain      Loss                Value
Fixed Income Securities:
  Governments       $ 190,222 $    2,059     $      552           $ 191,729
  Public Utilities    128,014      2,388            499
129,903
  Industrial and
    miscellaneous        1,840,964     29,408           6,295
1,864,077
  Other                41,395        728             127             41,996
Total                    2,200,595     34,583           7,473
2,227,705
Equity Securities           84,659     23,911           3,594
104,976
                    $2,285,254     $   58,494     $    11,067
$2,332,681

The amortized cost and fair value of fixed maturities at June 30, 1997, by contractual maturity, are shown below
(in thousands). Expected maturities will differ from

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1997
(unaudited)

contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   Amortized      Fair
                                   Cost           Value

Due in one year or less                 $    31,262         $
31,582
Due after one year through
  five years                           821,108             829,742
Due after five years through
  ten years                                 551,716
557,742
Due after ten years                    796,509             808,639
                                   $ 2,200,595         $ 2,227,705

Proceeds from sales and maturities of investments in fixed maturities in the six-month period ended June
30,1997 were $2,318,817,026, and $6,601,000 respectively.

Gross gains of $15,092,024 and gross losses of $13,694,179 were realized on sales.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 36% of outstanding principal is concentrated in the states of Florida, California and New York. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1997
(unaudited)



Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows (in thousands):



                              Investment               Realized Gain (Loss)
                              Income              on Investments
                         1997      1996             1997       1996
Fixed maturities              $ 78,255  $ 69,732       $  1,398   $     480
Preferred stocks                    154       94            359         250
Common stocks               4,495     2,673         15,282     5,049
Mortgage loans on
  real estate              26,692    26,440           (  8)     (144)
Policy loans                  522         8             0         0
Short-term investments           3,470     4,704             0           57
Real estate and other
   investments              2,053     1,290             62          0
                          115,641   104,941       $ 17,093  $   5,692
Expenses                   (3,682)   (4,559)
                         $111,959  $100,382

Management's Discussion and Analysis of Financial
Condition and Results of Operations June 30, 1997
Compared to June 30, 1996

Revenues
Traditional life insurance premiums of Fortis Benefits
(the "Company"), principally composed of group life coverages, increased in the first half of 1997 over the same period in 1996 due to increased sales. Interest sensitive and investment product policy charges, which consist primarily of cost of insurance charges, increased 22% in the first half of 1997 compared to the same period in 1996. Continued sales of interest sensitive and investment products has steadily increased the policy base on which these charges are assessed.

Total accident and health premiums decreased in the first half of 1997 compared to the same period in 1996 primarily due to: 1) a decision made in 1996 to discontinue new sales of certain medical products; and,
2) sales of the remaining group medical business has decreased 8%. The decreases above are partially offset by a 10% increase in group disability and dental product sales.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 1997 and 1996 resulted in recognition of realized gains and losses.

Benefits
The Company's group life benefits which are included in the traditional life benefits were lower in the first two quarters of 1997 compared to the same period in 1996 as a result of improved mortality in the first half of 1997. Interest sensitive and investment product benefits for the six month period ended June
30, 1997 increased 10% from the same period in 1996.
This increase was the result of higher mortality experience and higher interest crediting on the Company's steadily increasing policy base in 1997 compared to 1996.

The accident and health claims to premium ratio improved from six months ended June 30, 1996 to the same period in 1997 primarily due to the improved claim experience.

Expenses
The commission rates have increased from the levels at June 30, 1996. This is primarily due to the change in the mix of business by product line as well as the change in first year versus renewal premiums. Interest sensitive and investment products commission increased
10% as a result of increased sales,in the first six months in 1997 compared to the same period in 1996. The
Company deferred $32.6 million of these commissions in the first half of 1997, compared to $31.1 million in the same period in 1996.

The Company's expenses in the first half of 1997 have increased over the same period in 1996. Contributing to this increase are expenses associated with enabling the application systems to be year 2000 compliant.
Group dental operations are beginning managed dental initiatives that have also contributed to the expense increases. Expense reductions relating to the discontinued group medical business have continued but the expense decreases have slowed in comparison to the premium decreases.

Liquidity and Capital Resources

The liquidity requirements of the Company have been met by funds provided from operations, investment income and additional paid in capital from the Company's parent and sole shareholder. Funds are principally used to provide for policy benefits, operating expenses, commissions and investment purchases. The impact of the declining inforce medical business has been considered in evaluating the Company's future liquidity needs. The Company expects its operating activities and additional paid in capital from the Company's parent to generate sufficient funds.

The NAIC has implemented risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of risk-based capital amount which is then compared to a company's actual total adjusted capital. Based upon current calculation using these risk-based capital standards, the
Company's percentage of total adjusted capital is in excess of ratios which would require regulatory attention.

The Company has no long or short term debt.  The
Company's fixed maturity investments consisted of 97% investment grade bonds as of June 30, 1997 and the Company does not expect this percentage to change significantly in the future.

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

Fortis Benefits Insurance Company
(Registrant)
Date: August 14, 1997
/s/ Michael J. Peninger
Senior Vice President, Controller and Treasurer (on
behalf of the Registrant and as its principal financial
and chief accounting officer)