Form 10-Q
period 1997-09-30
FORTIS BENEFITS INSURANCE CO
filed 1997-11-14
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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


                                             September 30,  December 31,
                                               1997            1996
                                             (unaudited)
ASSETS

Investments
Fixed maturities, at fair value (amortized
  cost: $2,215,855 at September 30, 1997,
  $2,078,438 at December 31, 1996)                $   2,282,832  $  2,115,499
Equity securities, at fair value (cost:
  $82,208 at September 30, 1997, $84,144 at
  December 31, 1996)                                        106,050
106,290
Mortgage loans on real estate                          591,231        582,869
Policy loans                                        66,712        60,722
Short-term investments                                 200,402        182,817
Real estate and other investments                             61,865
29,628
                                              $  3,309,092   $ 3,077,825


Cash                                                     0       20,474
Receivables:
  Uncollected premium                                   78,292        71,386
  Reinsurance recoverable on paid and unpaid losses          12,868
12,939
  Due from affiliates                                    1,448             0
  Other                                             16,414         9,045
                                                  109,022        93,370


Accrued investment income                               44,806        39,519
Deferred policy acquisition costs                      288,169        268,075
Property and equipment, at cost, less
  accumulated depreciation                              46,191        52,882
Deferred federal income taxes                           20,132        17,008
Other assets                                        7,141         8,005
Assets held in separate accounts                      2,949,615     2,374,718
                                             $   6,774,168  $  5,951,876

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands)
(Unaudited)
                                               September 30,
December 31,
                                               1997              1996
                                              (unaudited)
POLICY RESERVES AND LIABILITIES

Future policy benefit reserves:
  Traditional life insurance                      $  447,369          $
434,378
  Interest sensitive and investment products       1,265,106
1,175,480
  Accident and health                                 843,150
834,119
                                              2,555,625          2,443,977

Unearned premiums                                     11,671
12,622
Other policy claims and benefits payable                  214,311
191,940
Policyholder dividends payable                          8,071
8,783
                                              2,789,678          2,657,322

Debt                                             25,350                 0
Accrued expenses                                           43,187
 42,223
Current income taxes payable                          19,231        17,424
Other liabilities                                    120,104
104,834
Due to Affiliates                                          0
4,926
Liabilities related to separate accounts                2,917,798
2,344,474
                                              5,915,348          5,171,203

SHAREHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000
  shares authorized, issued and outstanding            5,000
5,000
Additional paid-in capital                           468,000
468,000
Retained earnings                                    324,686
265,613
Unrealized gain (loss) on available-for-sale
  securities, net of deferred taxes of
  $29,795 at September 30, 1997 and $19,535 at
  December 31, 1996                              55,344             36,290
Unrealized gain on assets held in separate
  accounts, net of deferred taxes of $3,007 at
 September 30, 1997 and $1,454 at December 31, 1996          5,790
5,770
Total Shareholder's equity                            858,820      780,673
Total policy reserves, liabilities &
  Shareholder's equity                            $ 6,774,168    $5,951,876

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                                  Nine months ended
                                                  September 30,
                                                  1997           1996

REVENUES

Insurance operations:
  Traditional life insurance premiums                  $  197,599          $
193,389
  Interest sensitive and investment product
   policy charges                                          56,750
 58,398
  Accident and health premiums                            664,882
745,059
     Total Insurance Revenue                              919,231
996,846
Net investment income                                     169,227
151,921
Realized gains (losses) on investments                          29,678
         9,499
Other income                                          26,529
24,844
TOTAL REVENUES                                     1,144,665
1,183,110

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                              157,152
168,167
  Interest sensitive and investment products               77,004
 79,392
  Accident and health                                     518,497
603,498
                                                     752,653
851,057
Policyholder dividends                                      1,931
  2,792
Amortization of deferred policy acquisition
  costs                                               30,099        30,026
Insurance commissions                                      75,119
 73,454
General and administrative expenses                            193,981
       183,572
TOTAL BENEFITS AND EXPENSES                             1,053,783
1,140,901

INCOME BEFORE INCOME TAXES                                      90,882
        42,209

INCOME TAX EXPENSE (BENEFITS)
Current                                                37,974
19,794
Deferred                                              (6,165)
(5,021)
                                                      31,809
14,773
NET INCOME                                             $   59,073          $
27,436

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                                  Three months ended
                                                  September 30,
                                                  1997           1996

REVENUES

Insurance operations:
  Traditional life insurance premiums                  $   67,138          $
64,118
  Interest sensitive and investment product
   policy charges                                          18,919
 27,227
  Accident and health premiums                            222,971
240,260
     Total Insurance Revenue                              309,028
331,605
Net investment income                                      57,269
 51,538
Realized gains (losses) on investments                          12,585
         3,807
Other income                                           9,777
7,816
TOTAL REVENUES                                       388,659
394,766

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                               52,985
 51,734
  Interest sensitive and investment products               25,068
 32,085
  Accident and health                                     170,117
193,430
                                                     248,170
277,249
Policyholder dividends                                       (283)
    904
Amortization of deferred policy acquisition
  costs                                               10,769         9,866
Insurance commissions                                      24,267
 22,624
General and administrative expenses                             67,952
        61,677
TOTAL BENEFITS AND EXPENSES                               350,875
372,320

INCOME BEFORE INCOME TAXES                                      37,784
        22,446

INCOME TAX EXPENSE (BENEFITS)
Current                                                13,540
12,372
Deferred                                              (  316)
(4,515)
                                                      13,224
7,857
NET INCOME                                             $   24,560          $
14,589



See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                     Nine months ended
                                                        September 30,
                                                  1997           1996

OPERATING ACTIVITIES
Net income                                         $    59,073    $   27,436
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase (decrease)in future policy benefit reserves
   for traditional and interest sensitive products            41,325
(102,268)
  Increase (decrease)in other policy claims, benefits
   and policyholder dividends payable                    21,659       (5,335)
  Provision for deferred federal income taxes                (14,937)
(5,020)
  Increase (decrease) in income taxes payable                  1,807
(14,977)
  Amortization of policy acquisition costs               30,099       30,026
  Policy acquisition costs deferred                          (52,527)
 (49,919)
  Provision for depreciation                             11,473       12,341
  Amortization of investment premiums, net                  110        2,040
  Change in uncollected premiums, accrued investment
   income, other receivables, unearned premiums,
   accrued expenses, and other liabilities               14,905      (53,686)
  Realized gains on investments                              (29,678)
(9,499)
  Other                                               (113)     (6,626)
NET CASH PROVIDED BY OPERATING ACTIVITIES                     83,196
(175,487)

INVESTING ACTIVITIES
Purchases of fixed maturity investments               (3,153,125) (2,063,048)
Sales or maturities of fixed maturity investments      3,023,857   2,048,551
Decrease (increase) in short-term investments               1,997,592
    (724)
Purchase of other investments                         (2,190,370)    (37,816)
Sales or maturities of other investments                      153,380
41,146
Purchase of property and equipment                       (5,327)      (7,230)
Other                                                         -       (2,809)
NET CASH USED BY INVESTING ACTIVITIES                  (173,993)     (21,930)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                               159,741       157,381
  Surrenders and death benefits                        (129,279)
(36,918)
  Interest credited to policyholders                     39,861        46,465
NET CASH PROVIDED BY FINANCING ACTIVITIES                     70,323
166,928
DECREASE IN CASH                                        (20,474)
(30,489)
Cash and cash equivalents at beginning of period         20,474
1
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      0   $
(30,488)

See accompanying notes.

/TABLE

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1997
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 1997 and the related statement of income for the nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September
30,1997 and 1996.

Income tax payments for the nine months ended September
30,1997 and September 30, 1996 were $44,955,000 and
$34,345,382, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 1997, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at September 30, 1997
(in thousands):

                                   Gross          Gross
                    Amortized      Unrealized     Unrealized          Fair
                    Cost           Gain      Loss              Value
Fixed Income Securities:
  Governments       $ 150,954 $    6,035     $       21           $ 156,968
  Public Utilities    124,401      4,306             20
128,687
  Industrial and
    miscellaneous        1,900,192     56,801           1,336
1,955,657
  Other                40,308      1,212               0             41,520
Total                    2,215,855     68,354           1,377
2,282,832
Equity Securities           82,208     26,797           2,955
106,050
                    $2,298,063     $   95,151     $     4,332
$2,388,882

The amortized cost and fair value of fixed maturities at September 30, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ
FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1997
(unaudited)

from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   Amortized      Fair
                                   Cost           Value

Due in one year or less                 $    34,039         $
34,248
Due after one year through
  five years                           826,913             841,863
Due after five years through
  ten years                                 523,831
539,553
Due after ten years                    831,072             867,168
                                   $ 2,215,855         $ 2,282,832

Proceeds from sales and maturities of investments in fixed maturities in the nine-month period ended September
30,1997 were $3,016,417,731, and $7,439,000 respectively.

Gross gains of $24,805,704 and gross losses of $16,538,983 were realized on sales.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 37% of outstanding principal is concentrated in the states of Florida, California and New York. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
Sept.30, 1997
(unaudited)



Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows (in thousands):



                              Investment               Realized Gain (Loss)
                              Income              on Investments
                         1997      1996             1997       1996
Fixed maturities              $118,995  $105,760       $  8,267   $ (3,425)
Preferred stocks                    233      173            622         257
Common stocks               6,837     4,828         20,735     9,946
Mortgage loans on
  real estate              40,970    39,637           (  8)     (144)
Policy loans                3,116     2,512             0         0
Short-term investments           2,088     4,278             0           57
Real estate and other
   investments              2,483     1,594             62      2,808
                          174,722   158,782       $ 29,678  $   9,499
Expenses                   (5,495)   (6,862)
                         $169,227  $151,920

Management's Discussion and Analysis of Financial
Condition and Results of Operations Sept. 30, 1997
Compared to Sept. 30, 1996


Revenues
Traditional life insurance premiums of Fortis Benefits
(the "Company"), principally composed of group life coverages, increased in the first three quarters of 1997 over the same period in 1996 due to increased sales.
Interest sensitive and investment product policy charges, which consist primarily of cost of insurance charges, increased 23% in the first three quarters of 1997 compared to the same period in 1996. Continued sales of interest sensitive and investment products has steadily increased the policy base on which these charges are assessed.

Total accident and health premiums decreased in the first three quarters of 1997 compared to the same period in 1996 primarily due to: 1) a decision made in 1996 to discontinue new sales of certain medical products; and,
2) sales of the remaining group medical business has decreased 8%. The decreases above are partially offset by a 7% increase in group disability and dental product sales.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1997 and 1996 resulted in recognition of realized gains and losses.

Benefits
The Company's group life benefits which are included in the traditional life benefits were lower in the first three quarters of 1997 compared to the same period in 1996 as a result of improved mortality in the first three quarters of 1997. Interest sensitive and investment product benefits for the nine month period ended
September 30, 1997 decreased 3% from the same period in 1996. This decrease was the result of lower mortality experience in 1997 compared to 1996.

The accident and health claims to premium ratio improved from nine months ended September 30, 1996 to the same period in 1997 primarily due to the improved claim experience.

Expenses
The commission rates have increased from the levels at September 30, 1996. This is primarily due to the change in the mix of business by product line as well as the change in first year versus renewal premiums. Interest sensitive and investment products commission increased 3% in the first nine months in 1997 compared to the same period in 1996. The Company deferred $48.1 million of these commissions in the first three quarters of 1997, compared to $46.9 million in the same period in 1996. The additional commission and deferral is the result of an increase in sales of the company's variable life product and variable annuity products.

The Company's expenses in the first three quarters of 1997 have increased over the same period in 1996.
Contributing to this increase are expenses associated with enabling the application systems to be year 2000 compliant. Group dental operations are beginning managed dental initiatives that have also contributed to the expense increases. Expense reductions relating to the discontinued group medical business have continued but the expense decreases have slowed in comparison to the premium decreases.

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

The Company has no long or short term debt.  The
Company's fixed maturity investments consisted of 96% investment grade bonds as of September 30, 1997 and the Company does not expect this percentage to change significantly in the future.

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

Fortis Benefits Insurance Company
(Registrant)
Date: November 13, 1997
/s/ Michael J. Peninger
Senior Vice President, Controller and Treasurer (on
behalf of the Registrant and as its principal financial
and chief accounting officer)