Form 10-K405
period 1997-12-31
FORTIS BENEFITS INSURANCE CO
filed 1998-03-30
CIK 823533

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

       FOR THE FISCAL YEAR ENDED:
           DECEMBER 31, 1997

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

                 Registrant's telephone number: (612) 738-4000

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

                                     PART I

ITEM 1.  BUSINESS

    "Fortis Benefits/Fortis Financial Group Member" on page 8, and Further Information About Fortis Benefits" on pages 18 through 22 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

ITEM 2.  PROPERTIES

    "Employees and Facilities" from page 20 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 and 20 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    "Directors and Executive Officers of the Registrant" on pages 21 and 22 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    "Executive Compensation" on pages 21 and 22 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

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
 One World Trade Center
 Suite 5001
 New York, NY 10048

------------------------

(1) All of Fortis Benefits' outstanding shares are owned by Fortis Insurance Company, 515 West Wells, Milwaukee, WI, 53201, which is itself wholly owned by Fortis, Inc., One World Trade Center, Suite 5001, New York, NY 10048. Fortis, Inc. in turn is wholly owned by Fortis International, Inc., which is wholly owned by AMEV/VSB 1990 N.B. both of which share the same address with N.V. AMEV., Archimiedeslaan 10, 3584 BA, Utrecht, The Netherlands. AMEV/VSB 1990 N.V. is 50% owned by N.V. AMEV and 50% owned, through certain subsidiaries, by Compaignie Financiere et de Reassurance du Groupe AG, Boulevard Emile Jacqmain 53, 1000 Brussels, Belgium.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of Fortis Benefits Insurance Company are included in Item 8:

      Report of Independent Auditors

      Balance Sheets at December 31, 1997 and 1996

      Statements of Income for the years ended December 31, 1997, 1996 and 1995

      Statements of Changes in Shareholder's Equity for the years ended December 31, 1997, 1996 and 1995

      Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

(b)   Reports on Form 8-K filed in the fourth quarter of 1997

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

                                            FORTIS BENEFITS INSURANCE COMPANY
                                                        Registrant

March 27, 1998                  By              /s/ ROBERT B. POLLOCK
                                      -----------------------------------------
                                                 Robert B. Pollock,
                                                    PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

March 27, 1998                  By             /s/ MICHAEL J. PENINGER
                                      -----------------------------------------
                                                Michael J. Peninger,
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of Fortis Benefits Insurance Company:

By*  -------------------------------------  Chairman of the       March 27, 1998
             Allen Royal Freedman            Board

By   -------------------------------------  President and Chief   March 27, 1998
               Robert B. Pollock             Executive Officer

By   -------------------------------------  Senior Vice           March 27, 1998
               Dean C. Kopperud              President

By*  -------------------------------------  Executive Vice        March 27, 1998
             Thomas Michael Keller           President

By*  -------------------------------------  Director              March 27, 1998
              Henry Carrol Mackin

*By             /s/         ROBERT B. POLLOCK
           ---------------------------------------
                      Robert B. Pollock,
                       ATTORNEY-IN-FACT