Form 10-Q
period 1998-03-31
FORTIS BENEFITS INSURANCE CO
filed 1998-05-15
CIK 823533

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                                      (Mark One)

            /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

                                          OR

           / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to

                           Commission file number 33-46620

                          FORTIS BENEFITS INSURANCE COMPANY
                (Exact name of registrant as specified in its charter)


                MINNESOTA                            81-0170040
     (State or other jurisdiction of          (IRS Identification No.)
      incorporation or organization)


        500 BIELENBERG DRIVE, WOODBURY, MN               55125
     (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code: 612-738-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share amounts)

                                                     March 31,     December 31,
                                                        1998           1997
                                                    (unaudited)
ASSETS

Investments
Fixed maturities, at fair value (amortized
  cost 1998--$2,314,989; 1997--$2,325,589)        $2,396,600        $2,415,915
Equity securities, at fair value (cost
  1998--$88,637; 1997--$11,087)                      109,477           109,832
Mortgage loans on real estate, less allowance
 for possible losses (1998 and 1997--$11,085)        618,505           602,064
Policy loans                                          70,557            68,566
Short-term investments                                91,622            70,537
Real estate and other investments                     30,824            55,035
                                                  ----------        ----------
                                                   3,317,585         3,321,949


Cash and cash equivalents                            (32,272)            9,901

Receivables:
  Uncollected premium                                 70,361            74,220
  Reinsurance recoverable on paid and
    unpaid losses                                     15,745            13,852
  Other                                               20,979            19,762
                                                  ----------        ----------
                                                     107,085           107,834

Accrued investment income                             45,845            47,376
Deferred policy acquisition costs                    296,089           291,742
Property and equipment, at cost, less
  accumulated depreciation                            39,396            42,773
Deferred federal income taxes                         18,428            15,037
Other assets                                           5,120             4,250
Assets held in separate accounts                   3,347,449         2,978,622
                                                  ----------        ----------
                                                  $7,144,725        $6,819,484
                                                  ----------        ----------
                                                  ----------        ----------

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY


                                                  March 31,        December 31,
                                                     1998              1997
                                                (unaudited)
POLICY RESERVES AND LIABILITIES
Future policy benefit reserves:
  Life insurance                                  $  454,464        $  449,017
  Interest sensitive and investment products       1,263,726         1,264,227
  Accident and health                                803,084           792,249
                                                  ----------        ----------
                                                   2,521,274         2,505,493

Unearned premiums                                     11,527            10,653
Other policy claims and benefits payable             255,987           260,596
Policyholder dividends payable                         8,321             8,197
                                                  ----------        ----------
Total policy reserves and liabilities              2,797,109         2,784,939

Debt                                                   8,299            26,433
Accrued expenses                                      41,965            49,909
Current income taxes payable                          20,171            10,549
Other liabilities                                     56,800           113,222
Due to Affiliates                                     13,480             6,925
Liabilities related to separate accounts           3,312,884         2,947,401
                                                  ----------        ----------
                                                   6,250,708         5,939,378

SHAREHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000
  shares authorized, issued and outstanding            5,000             5,000
Additional paid-in capital                           468,000           468,000
Retained earnings                                    351,269           332,723
Unrealized gain on available-for-sale
  securities (net of deferred taxes 1998--
  $34,925; 1997--$38,463)                             62,173            68,981
Unrealized gain on assets held in separate
  accounts (net of deferred taxes 1998--$2,515;
  1997--$1,345                                         7,575             5,402
                                                  ----------        ----------
Total Shareholder's equity                           894,017           880,106
                                                  ----------        ----------

Total policy reserves, liabilities &
  Shareholder's equity                            $7,144,725        $6,819,484
                                                  ----------        ----------
                                                  ----------        ----------

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)


                                                        Three months ended
                                                              March 31,
                                                      1998               1997
REVENUES

Insurance operations:
  Life insurance premiums                           $ 63,816          $ 63,028
  Interest sensitive and investment product
    policy charges                                    21,047            18,245
  Accident and health premiums                       229,314           221,300
                                                    --------          --------
                                                     314,177           302,573

Net investment income                                 58,731            54,914
Realized gains on investments                         18,054            13,312
Other income                                          10,589             7,841
                                                    --------          --------
TOTAL REVENUES                                       401,551           378,640

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                          49,823            51,648
  Interest sensitive and investment products          25,244            25,623
  Accident and health                                188,450           173,192
                                                    --------          --------
                                                     263,517           250,463
Policyholder dividends                                 1,005             1,219
Amortization of deferred policy acquisition
  costs                                               10,343             9,723
Insurance commissions                                 24,952            24,064
General and administrative expenses                   73,201            60,489
                                                    --------          --------
TOTAL BENEFITS AND EXPENSES                          373,018           345,958
                                                    --------          --------

INCOME BEFORE INCOME TAXES                            28,533            32,682

INCOME TAX EXPENSE (BENEFITS)
Current                                               11,010            11,955
Deferred                                              (1,023)             (517)
                                                    --------          --------
                                                       9,987            11,438
                                                    --------          --------

NET INCOME                                          $ 18,546          $ 21,244
                                                    --------          --------
                                                    --------          --------


See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)


                                                            Three months ended
                                                                 March 31,
                                                            1998          1997
OPERATING ACTIVITIES
Net income                                             $   18,546   $   21,243
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in future policy benefit reserves               21,835       11,565
  Increase (decrease)in other policy claims,
    benefits and policyholder dividends payable            (3,611)       4,979
  Provision for deferred federal income taxes              (1,024)        (517)
  Increase (decrease) in income taxes payable               9,622        3,670
  Amortization of policy acquisition costs                 10,343        9,723
    Policy acquisition costs deferred                     (16,038)     (17,604)
  Provision for depreciation                                3,459        4,193
  Amortization of investment premiums(discounts), net        (806)         152
  Change in uncollected premiums, accrued investment
   income, other receivables, unearned premiums,
   accrued expenses, and other liabilities                (74,534)    (114,229)
  Realized gains on investments                           (18,054)     (13,312)
  Other                                                        -           (56)
                                                       ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 (50,262)     (90,193)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                  (495,951)  (1,232,671)
Sales or maturities of fixed maturity investments         514,820    1,143,043
Decrease (increase) in short-term investments             (21,085)      91,278
Purchase of other investments                            (507,456)    (801,253)
Sales or maturities of other investments                  523,898      805,230
Purchase of property and equipment                            (83)      (1,086)
                                                       ----------   ----------
NET CASH USED BY INVESTING ACTIVITIES                      14,143        4,541

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                                  53,825       44,543
  Surrenders and death benefits                           (73,298)     (34,639)
  Interest credited to policyholders                       13,419       12,969
                                                       ----------   ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (6,054)      22,873
                                                       ----------   ----------
INCREASE IN CASH                                          (42,173)     (62,779)
Cash and cash equivalents at beginning of period            9,901       20,474
                                                       ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  (32,272)  $  (42,305)
                                                       ----------   ----------
                                                       ----------   ----------


See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
March 31, 1998
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 1998 and the related statement of income for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997.

Income tax payments for the three months ended March 31, 1998 and March 31, 1997 were $1,388,000 and $8,300,000, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 1998, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at March 31, 1998 (in thousands):



                                          Gross          Gross
                          Amortized     Unrealized     Unrealized       Fair
                             Cost          Gain           Loss          Value
Fixed Income Securities:
  Governments            $  280,162    $    7,854     $      448    $  287,568
  Public Utilities          117,328         3,635             70       120,893
  Industrial and
    miscellaneous         1,884,661        72,043          2,915     1,953,789
  Other                      32,838         1,513              1        34,350
                         ----------    ----------     ----------    ----------
Total                     2,314,989        85,045          3,434     2,396,600
Equity Securities            88,637        21,747            907       109,477
                         ----------    ----------     ----------    ----------
                         $2,403,626    $  106,792     $    4,341    $2,506,077
                         ----------    ----------     ----------    ----------
                         ----------    ----------     ----------    ----------

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
March 31, 1998
(unaudited)

The amortized cost and fair value of fixed maturities at March 31, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                         Amortized         Fair
                                           Cost            Value
Due in one year or less                 $   68,870     $   69,175
Due after one year through
  five years                               848,074        862,845
Due after five years through
  ten years                                457,606        473,451
Due after ten years                        940,439        991,129
                                        ----------     ----------
                                        $2,314,989     $2,396,600
                                        ----------     ----------
                                        ----------     ----------

Proceeds from sales and maturities of investments in fixed maturities in the three-month period ended March 31,1998 were $505,490,000, and $9,330,000 respectively. Gross gains of $10,326,000 and gross losses of $2,868,000 were realized on sales.

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

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
March 31, 1998
(unaudited)

Net Investment Income and Realized Gains (Losses) on Investments: Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows (in thousands):


                                  Investment                Realized Gain (Loss)
                                    Income                    on Investments
                              1998           1997           1998          1997
                              ----           ----           ----          ----
Fixed maturities           $40,920         $38,544        $ 7,458      $  (397)
Preferred stocks                42              78            282          345
Common stocks                1,933           1,853          7,066       13,309
Mortgage loans on
  real estate               13,733          13,244           (123)          (8)
Policy loans                 1,129             992             -            -
Short-term investments         477             719             -            -
Real estate and other
   investments               2,046           1,276          3,371           63
                           -------         -------        -------      -------
                            60,280          56,706        $18,054      $13,312
                                                          -------      -------
                                                          -------      -------
Expenses                    (1,549)         (1,792)
                           -------         -------
                           $58,731         $54,914
                           -------         -------
                           -------         -------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MARCH 31, 1998 COMPARED TO MARCH 31, 1997

REVENUES
The Company's major products are group medical, group disability and dental, group life, and annuity and individual life insurance coverages sold through a network of independent agents and brokers. First quarter total group disability and dental, group medical, group life, and annuity and individual life premiums represented 38%, 36%, 18% and 8% respectively of total premium in 1998 and 33%, 41%, 19% and 7% respectively in 1997. Strong group sales over the last three quarters of 1997 and first quarter of 1998, in both the long term disability and dental products is the primary reason for the increase in group disability and dental premium. The decrease in group medical premium is the result of a decision in 1996 to discontinue new sales of certain medical products coupled with higher than normal lapses of current medical business.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 1997, 1996, and 1995 resulted in recognition of realized gains and losses.

BENEFITS
The total first quarter policyholder benefit to premium ratio increased from 83% in 1997 to 84% in 1998. The group disability and dental, group medical, group life, and annuity and individual life benefit to premium ratios for the three months ended March 31, were 80%, 84%, 81% and 111% respectively in 1998 and 85%, 72%, 82% and 139% respectively in 1997. Contributing to the decrease in the group disability and dental loss ratio is the lapsation of long term disability cases with poor experience and improved termination experience on the long term disability inforce block. The group medical business experienced a higher premium to benefit ratio due to higher incurred benefits than anticipated. The annuity and individual life business also experienced lower mortality experience in the first quarter of 1998 compared to the same period in 1997, in addition to higher interest crediting on the Company's steadily increasing policy base of interest sensitive and investment products.


EXPENSES
The Company's general and administrative expense to premium ratio has increased in the first three months of 1998 to 23% from 20% during the same period in 1997. Enabling the application systems to be Year 2000 compliant and increased efforts during 1997 to improve administrative systems are the primary reasons for this increase. The first three months of 1997 reflect lower general expenses compared to the balance of 1997 due to unusually low adminstrative expenses.

Commission rates have increased from the levels in 1997. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

YEAR 2000

The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in the failure of major systems or miscalculations, which could have a material impact on the operations of the Company and any of its businesses or subsidiaries. All of the Company's major businesses are heavily dependent upon internal computer systems, and many have significant interaction with systems of third parties.

A comprehensive review of the Company's computer systems and business processes has been conducted to identify the major systems that could be affected by the Year 2000 issue. Steps are being taken to resolve any potential problems including modification to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. The Company's goal is to complete internal remediation and testing of each system by early 1999.

Factors that could influence the total costs to be incurred by the Company in connection with the Year 2000 issue include the ability of the Company to successfully identify systems containing two-digit year codes, the nature and amount of programming required to fix the affected programs, the related labor and consulting costs for such remediation, and the ability of third parties that interface with the Company to successfully address their Year 2000 issues.

The Company is evaluating the Year 2000 readiness of advisors and other third parties whose system failures could have an impact on the Company's operations. The potential materiality of any such impact is not entirely known at this time. The Company is closely monitoring these entities to avoid any unforseen circumstances.


LIQUIDITY AND CAPITAL RESOURCES

The market value of cash, short-term investments and publicly traded bonds and stocks is at least equal to all policyholder reserves and liabilities. The Company's portfolio is readily marketable and convertible to cash to a degree sufficient to provide for short-term needs. The Company consistently monitors its liability durations and invests assets accordingly. The Company has no material commitments or off-balance sheet financing arrangements which would reduce sources of funds in the upcoming year.

The National Association of Insurance Commissioners has implemented risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of risk-based capital amount which is then compared to a company s actual total adjusted capital. Based upon current calculation using these risk-based capital standards, the Company's percentage of total adjusted capital is in excess of ratios which would require regulatory attention.

The Company's fixed maturity investments consisted of 96% investment grade bonds as of March 31, 1998 and the Company does not expect this percentage to change significantly in the future.


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

Fortis Benefits Insurance Company
(Registrant)
Date: May 13, 1998
/s/ Michael J. Peninger
Senior Vice President, Controller and Treasurer (on
behalf of the Registrant and as its principal financial and chief accounting officer)