Form 10-Q
period 1998-06-30
FORTIS BENEFITS INSURANCE CO
filed 1998-08-12
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Registrant's telephone number, including area code: 651-738-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share amounts)


                                                            June 30,        December 31,
                                                              1998            1997
                                                          (unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized
  cost 1998--$2,251,589; 1997--$2,325,589)        $2,343,094      $2,415,915
Equity securities, at fair value (cost
  1998--$104,967; 1997--$88,719)                         117,324               109,832
Mortgage loans on real estate, less allowance
 for possible losses (1998 and 1997--$11,085)            614,905               602,064
Policy loans                                                   72,932        68,566
Short-term investments                                          151,169         70,537
Real estate and other investments                     52,022          55,035
                                                             3,351,446       3,321,949


Cash  and cash equivalents                           (31,387)          9,901

Receivables:
  Uncollected premium                                 67,523          74,220
  Reinsurance recoverable on paid and
    unpaid losses                                               18,209          13,852
  Other                                                        15,990           19,762
                                                               101,722      107,834


Accrued investment income                                    44,365             47,376
Deferred policy acquisition costs                       297,990     291,742
Property and equipment, at cost, less
  accumulated depreciation                                     36,058        42,773
Deferred federal income taxes                                22,708          15,037
Other assets                                                    5,358         4,250
Assets held in separate accounts                           3,486,592  2,978,622
TOTAL ASSETS                                               $7,314,852$6,819,484

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share amounts)
                                                              June 30,December 31,
                                                                1998           1997
                                                            (unaudited)
POLICY RESERVES AND LIABILITIES:
Future policy benefit reserves:
  Life insurance                                        $  448,380              $ 449,017
  Interest sensitive and investment products                   1,257,335    1,264,227
  Accident and health                                  821,810     792,249
                                                              2,527,525 2,505,493
Unearned premiums                                                 11,575    10,653
Other policy claims and benefits payable         251,479          260,596
Policyholder dividends payable                           8,446      8,197
                                                               2,799,025 2,784,939

Debt                                                               20,261         26,433
Accrued expenses                                       43,586      49,909
Current income taxes payable                               21,055   10,549
Other liabilities                                          58,526            113,222
Due to Affiliates                                           8,569             6,925
Liabilities related to separate accounts       3,453,523        2,947,401
Total policy reserves and liabilities                                6,404,545
      5,939,378



SHAREHOLDER'S EQUITY:
Common stock, $5 par value:
  Authorized, issued and outstanding shares--
      1,000,000                                                     5,000          5,000
Additional paid-in capital                                                  468,000
468,000
Retained earnings                                       371,028             332,723
Unrealized gain on available-for-sale
  securities (net of deferred taxes 1998--
  $34,925; 1997--$38,463)                               62,503       68,981
Unrealized gain on assets held in separate
  accounts (net of deferred taxes 1998--$2,515;
 1997--$1,345                                                       3,776          5,402
Total Shareholder's equity                                    910,307  880,106
Total policy reserves, liabilities &
  Shareholder's equity                             $7,314,852  $6,819,484

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                                                               Six months ended
                                                                 June 30,
                                                            1998               1997

REVENUES
Insurance operations:
  Life insurance premiums                              $128,061       $130,461
  Interest sensitive and investment product
   policy charges                                        42,902   37,832
  Accident and health premiums                          464,033  441,911
      Total Insurance Revenue                           634,996  610,204
Net investment income                                   119,113  111,958
Net realized gains on investments                        41,019   17,093
Other income                                                   22,532   16,752
TOTAL REVENUES                                                817,660  756,007

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                         95,026  104,167
  Interest sensitive and investment products             47,882   51,936
  Accident and health                                   383,869  348,380
                                                              526,777  504,483
Policyholder dividends                                      2,034        2,214
Amortization of deferred policy acquisition
  costs                                                        25,896        19,330
Insurance commissions                                    51,690   50,852
General and administrative expenses               152,305   126,029
TOTAL BENEFITS AND EXPENSES                             758,702  702,908

INCOME BEFORE INCOME TAXES                              58,958    53,099

INCOME TAX EXPENSE (BENEFITS)
Current                                                       24,104      24,434
Deferred                                                       (3,451)     (5,849)
                                                               20,653      18,585
NET INCOME                                               38,305         34,514

OTHER COMPREHENSIVE LOSS:
Unrealized loss on investments                           (8,104) (10,255)
COMPREHENSIVE INCOME                                   $ 30,201 $ 24,259

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                                                                Three months ended
                                                                        June 30,
                                                                    1998          1997
REVENUES
Insurance operations:
  Life insurance premiums                               $ 64,245   $67,433
  Interest sensitive and investment product
    policy charges                                                  21,855       19,587
  Accident and health premiums                             234,719 220,611
      Total Insurance Revenue                           320,819    307,631
Net investment income                                       60,382  57,044
Net realized gains on investments                                22,965   3,781
Other income                                                        11,943        8,911
TOTAL REVENUES                                                     416,109      377,367

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                           45,203   52,519
  Interest sensitive and investment products                22,638  26,313
  Accident and health                                    195,419   175,188
                                                                   263,260      254,020
Policyholder dividends                                  1,029          995
Amortization of deferred policy acquisition
  costs                                                             15,553        9,607
Insurance commissions                                       26,738  26,788
General and administrative expenses              79,104   65,540
TOTAL BENEFITS AND EXPENSES                              385,684   356,950

INCOME BEFORE INCOME TAXES                              30,425      20,417

INCOME TAX EXPENSE (BENEFITS)
Current                                                          13,094     12,479
Deferred                                                            (2,428)                        (5,332)
                                                                  10,666          7,147
NET INCOME                                                19,759   13,270

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on investments                            (3,469)  33,405
COMPREHENSIVE INCOME                                            $ 16,290$ 46,675

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                                    Six months ended
                                                                        June 30,
                                                                    1998       1997

OPERATING ACTIVITIES
Net income                                               $ 38,305 $ 34,514
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in future policy benefit reserves               46,090 26,977       Increase
(decrease)in other policy claims,
    benefits and policyholder dividends payable           (7,946)   17,366
  Provision for deferred federal income taxes                       (3,451)    (5,849)
  Increase (decrease) in income taxes payable         10,506     (7,666)
  Amortization of policy acquisition costs                 25,896 19,330
   Policy acquisition costs deferred                       (34,388)(35,035)
  Provision for depreciation                                 6,798  1,127       Amortization of
investment premiums(discounts), net(2,210)    133
  Change in uncollected premiums, accrued investment
   income, reinsurance recoverable, other receivables,
   unearned premiums, other assets, debt, accrued
   expenses, and other liabilities                         (57,532)( 81,793)
  Realized gains on investments                            (41,019)(17,093)
  Other                                                                  -         20
NET CASH PROVIDED BY OPERATING ACTIVITIES            (18,951)     (47,969)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                (1,202,720) (2,446,316)
Sales or maturities of fixed maturity investments       1,296,952   2,325,418
Decrease (increase) in short-term investments       (80,632)     40,019
Purchase of other investments                            (167,227)   ( 93,090)
Sales or maturities of other investments            155,431     106,859
Purchase of property and equipment                            (83)      3,187
NET CASH USED BY INVESTING ACTIVITIES                       1,721     (63,923)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                                 107,035 112,162
  Surrenders and death benefits                          (156,686)(75,513)
  Interest credited to policyholders                       25,593  26,073
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (24,058)  62,722
INCREASE IN CASH                                           (41,288)(49,170)
Cash and cash equivalents at beginning of period            9,901  20,474
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $(31,387)$(28,696)

See accompanying notes.
/TABLE

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1998
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 1998 and the related statement of income for the six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

Income tax payments for the six months ended June 30,1998 and June 30, 1997 were $13,598,000 and $32,115,000, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 1998, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at June 30, 1998 (in thousands):

                                                 Gross          Gross
                            Amortized          Unrealized     Unrealized   Fair
                              Cost           Gain      Loss      Value
Fixed Income Securities:
  Governments             $  211,036           $ 10,391        $  131     $  221,296
  Public Utilities           169,451             5,177            447        174,181
  Industrial and
    miscellaneous  1,803,223            76,847   2,133         1,877,937
  Other                       67,879             1,814             13         69,680
Total              2,251,589            94,229       2,724     2,343,094
Equity Securities            104,967            18,893          6,536        117,324
                          $2,356,556           $113,122      $9,260      $2,460,418

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1998
(unaudited)

The amortized cost and fair value of fixed maturities at June 30, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                          Amortized       Fair
                                            Cost              Value

Due in one year or less             $  105,329  $  105,969
Due after one year through
  five years                                 883,480     899,179
Due after five years through
  ten years                            506,551     525,019
Due after ten years                          756,229     812,927
                                          $2,251,589  $2,343,094

Proceeds from sales and maturities of investments in fixed maturities in the six-month period ended June 30,1998 were $1,282,068,000, and $14,884,000 respectively. Gross gains of $21,917,000 and gross losses of $3,910,000 were realized on sales.

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

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1998
(unaudited)

Net Investment Income and Realized Gains (Losses) on Investments:
Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows (in thousands):



                                   Investment        Realized Gain (Loss)
                                    Income                  on Investments
                                1998        1997             1998          1997
Fixed maturities       $80,894   $78,255       $18,007    $ 1,398
Preferred stocks            58         154              381                 359
Common stocks                  4,605       4,495           13,099        15,282
Mortgage loans on
  real estate                 29,073      26,692             (123)         (8)
Policy loans                   2,326         522                -             -
Short-term investments     965       3,470                 -                  -
Real estate and other
   investments                 4,392       2,052            9,655            62
                             122,313     115,640          $41,019       $17,093
Expenses                       3,200       3,682
                             $119,113   $111,958

Management's Discussion and Analysis of Financial
Condition and Results of Operations June 30, 1998
Compared to June 30, 1997

Revenues
The Company's major products are group medical, group disability and dental, group life, and annuity and individual life insurance coverages sold through a network of independent agents and brokers. Six months total group disability and dental, group medical, group life, and annuity and individual life premiums represented 38%, 35%, 19% and 8% respectively of total premium in 1998 and 34%, 39%, 20% and 7% respectively in 1997. Strong group sales over the last three quarters of 1997 and first two quarters of 1998, in both the long term disability and dental products is the primary reason for the increase in group disability and dental premium.
Additionally, short term disability products had a larger than usual upswing in sales during the second quarter.
The decrease in group medical premium is the result of a decision in 1996 to discontinue new sales of certain medical products coupled with higher than normal lapses of current medical business.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1998 and 1997 resulted in recognition of realized gains and losses.

Benefits
The total second quarter policyholder benefit to premium ratio remained relatively flat at 83% from 1997 to 1998.
The group disability and dental, group medical, group life, and annuity and individual life benefit to premium ratios for the six months ended June 30, were 81%, 85%, 75% and 104% respectively in 1998 and 84%, 75%, 79% and
131% respectively in 1997. Contributing to the decrease in the group disability and dental loss ratio is the lapsation of long term disability cases with poor experience and improved termination experience on the long term disability inforce block. The group medical business experienced a higher premium to benefit ratio due to higher incurred benefits than anticipated. Group life experienced favorable year-to-date experience in 1998 compared to 1997. The annuity and individual life business also experienced lower mortality experience in the first two quarters of 1998 compared to the same period in 1997, in addition to higher interest crediting on the Company's steadily increasing policy base of interest sensitive and investment products.


Expenses
The Company's general and administrative expense to premium ratio has increased in the first six months of 1998 to 24% from 21% during the same period in 1997.
Enabling the application systems to be Year 2000 compliant and increased efforts during 1997 to improve administrative systems are the primary reasons for this increase. The first six months of 1997 reflect lower general expenses compared to the balance of 1997 due to unusually low administrative expenses.

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

The Company's fixed maturity investments consisted of 96% investment grade bonds as of June 30, 1998 and the Company does not expect this percentage to change significantly in the future.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  None

Item 2.  Changes in Securities

  None

Item 3.  Defaults Upon Senior Securities

  None

Item 4.  Submission of Matters to a Vote of Security
Holders

a.    On April 1, 1998, the Annual Fortis Benefit
Insurance Company Shareholder Meeting was held.

b. All 1,000,000 outstanding shares of the Company's common stock were cast for the election of each director (J. Kerry Clayton, Arie A. Fakkert, Allen
      R. Freedman, Thomas M. Keller, Dean C. Kopperud, and Robert B. Pollock).

Item 5.  Other Information

  None

Item 6.  Exhibits and Reports on Form 8-K

a.    None

b. No Forms 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)
Date: August 14, 1998
/s/ Michael J. Peninger
Senior Vice President, Controller and Treasurer (on
behalf of the Registrant and as its principal financial
and chief accounting officer)