Form 10-Q
period 1998-09-30
FORTIS BENEFITS INSURANCE CO
filed 1998-11-13
CIK 823533

SECURITIES AND EX
CHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Registrant's telephone number, including area code: 651-
738-4000

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.  Yes   X    No

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share amounts)


                                                September 30,    December 31,
                                                   1998            1997
                                                 (unaudited)
ASSETS
Investments
Fixed maturities, at fair value (amortized
  cost 1998--$2,265,578; 1997--$2,325,589)         $2,383,784    $2,415,915
Equity securities, at fair value (cost
  1998--$129,946; 1997--$88,719)                      128,789       109,832
Mortgage loans on real estate, less allowance
 for possible losses (1998 and 1997--$11,085)         619,615       602,064
Policy loans                                           74,729        68,566
Short-term investments                                 78,831        70,537
Real estate and other investments                      77,499        55,035
                                                    3,363,247     3,321,949


Cash and cash equivalents                             (26,411)        9,901

Receivables:
  Uncollected premium                                  77,354        74,220
  Reinsurance recoverable on paid and
    unpaid losses                                      16,888        13,852
  Due from affiliates                                   1,028            -
  Other                                                15,529        19,762
                                                      110,799       107,834


Accrued investment income                              45,695       47,376
Deferred policy acquisition costs                     312,639       291,742
Property and equipment, at cost, less
  accumulated depreciation                             33,060        42,773
Deferred federal income taxes                          15,595        15,037
Other assets                                            6,073         4,250
Assets held in separate accounts                    3,200,004      2,978,622
TOTAL ASSETS                                       $7,060,701    $6,819,484

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share amounts)
                                                  September 30,  December 31,
                                                        1998        1997
                                                    (unaudited)
POLICY RESERVES AND LIABILITIES:
Future policy benefit reserves:
  Life insurance                                    $  449,846   $ 449,017
  Interest sensitive and investment products         1,243,434    1,264,227
  Accident and health                                   835,469     792,249
                                                      2,528,749   2,505,493
Unearned premiums                                       11,132       10,653
Other policy claims and benefits payable               252,506      260,596
Policyholder dividends payable                            8,374       8,197
                                                     2,800,761    2,784,939

Debt                                                    45,672       26,433
Accrued expenses                                        50,070       49,909
Current income taxes payable                             3,762       10,549
Other liabilities                                       84,226      113,222
Due to affiliates                                            - 6,925Liabilities related to separate accounts
          3,169,728  2,947,401
Total policy reserves and liabilities                6,154,219    5,939,378



SHAREHOLDER'S EQUITY:
Common stock, $5 par value:
  Authorized, issued and outstanding shares--
     1,000,000                                           5,000        5,000
Additional paid-in capital                              468,000     468,000
Retained earnings                                       360,219     332,723
Unrealized gain on available-for-sale
  securities (net of deferred taxes 1998--
  $39,843; 1997--$38,463)                               71,276       68,981
Unrealized gain on assets held in separate
  accounts (net of deferred taxes 1998--$(535);
 1997--$1,345                                             1,987       5,402
Total Shareholder's equity                             906,482      880,106
Total policy reserves, liabilities &
  Shareholder's equity                               $7,060,701  $6,819,484

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                                                    Nine months ended
                                                       September 30,
                                                    1998          1997

REVENUES
Insurance operations:
  Life insurance premiums                           $193,002    $197,599
  Interest sensitive and investment product
   policy charges                                     63,533      56,750
  Accident and health premiums                       705,467     664,882
     Total Insurance Revenue                         962,002     919,231
Net investment income                                176,177     169,227
Net realized gains on investments                     46,136      29,678
Other income                                          33,742      26,529
TOTAL REVENUES                                     1,218,057    1,144,665

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                     141,304     157,152
  Interest sensitive and investment products          71,118      77,004
  Accident and health                                584,640     518,497
                                                     797,062     752,653
Policyholder dividends                                 2,835       1,931
Amortization of deferred policy acquisition
  costs                                               30,883      30,099
Insurance commissions                                 80,040      75,119
General and administrative expenses                  226,475     193,981
TOTAL BENEFITS AND EXPENSES                        1,137,295   1,053,783

INCOME BEFORE INCOME TAXES                            80,762      90,882

INCOME TAX EXPENSE (BENEFITS)
Current                                               28,325      37,974
Deferred                                                 (58)     (6,165)
                                                      28,267      31,809
NET INCOME                                            52,495      59,073

OTHER COMPREHENSIVE LOSS:
Unrealized loss on investments                        (1,120)     19,073
COMPREHENSIVE INCOME                                $ 51,375   $ 78,146

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                                                      Three months ended
                                                        September 30,
                                                         1998        1997
REVENUES
Insurance operations:
  Life insurance premiums                              $ 64,941    $67,138
  Interest sensitive and investment product
    policy charges                                       20,631     18,919
  Accident and health premiums                          241,434    222,971
     Total Insurance Revenue                            327,006    309,028
Net investment income                                    57,064     57,269
Net realized gains on investments                         5,117     12,585
Other income                                             11,210      9,777
TOTAL REVENUES                                          400,397    388,659

BENEFITS AND EXPENSES
Benefits to policyholders:
  Life insurance                                         46,278     52,985
  Interest sensitive and investment products             23,236     25,068
  Accident and health                                   200,771    170,117
                                                        270,285    248,170
Policyholder dividends                                      801       (283)
Amortization of deferred policy acquisition
  costs                                                   4,987      10,769
Insurance commissions                                    28,350      24,267
General and administrative expenses                      74,170      67,952
TOTAL BENEFITS AND EXPENSES                             378,593     350,875

INCOME BEFORE INCOME TAXES                               21,804      37,784

INCOME TAX EXPENSE (BENEFITS)
Current                                                   4,221      13,540
Deferred                                                  3,393                            (316)
                                                          7,614      13,224
NET INCOME                                               14,190      24,560

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on investments                     6,984      29,328
COMPREHENSIVE INCOME                                   $ 21,174    $ 53,888

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                      Nine months ended
                                                       September 30,
                                                         1998      1997

OPERATING ACTIVITIES
Net income                                            $  52,495  $ 59,073
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in future policy benefit reserves             64,625     41,325
   Increase (decrease)in other policy claims,
  benefits and policyholder dividends payable            (7,434)    21,659
  Provision for deferred federal income taxes                      (58) (14,937)
  Increase (decrease) in income taxes payable           (6,787)      1,807
  Amortization of policy acquisition costs               30,883     30,099
 Policy acquisition costs deferred                     (53,706)    (52,527)
  Provision for depreciation                            14,924       11,473
  Amortization of investment premiums(discounts), net   (2,757)        110
  Change in uncollected premiums, accrued investment
   income, reinsurance recoverable, other receivables,
   other assets, debt, accrued expenses, and other
  liabilities                                          (38,816)     14,905
  Realized gains on investments                        (46,132)    (29,678)
  Other                                                       -       (113)
NET CASH PROVIDED BY OPERATING ACTIVITIES                 7,237     83,196

INVESTING ACTIVITIES
Purchases of fixed maturity investments              (1,655,160) (3,153,125)
Sales or maturities of fixed maturity investments     1,745,599   3,023,857
Decrease (increase) in short-term investments            (8,295)  1,997,592
Purchase of other investments                          (340,244) (2,190,370)
Sales or maturities of other investments                268,056     153,380
Purchase of property and equipment                         (164)     (5,327)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          9,792    (173,993)

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                               152,413     159,741
 Surrenders and death benefits                         (243,419)  (129,279)
  Interest credited to policyholders                     37,665      39,861
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (53,341)      70,323
INCREASE IN CASH                                        (36,312)   (20,474)
Cash and cash equivalents at beginning of period          9,901     20,474
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $(26,411)    $     0

See accompanying notes.
/TABLE

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1998
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 1998 and the related statement of income for the nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.

Income tax payments for the nine months ended September 30,1998 and September 30, 1997 were $35,112,000 and $44,955,000, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 1998, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at September 30, 1998 (in thousands):

                                          Gross        Gross
                       Amortized        Unrealized   Unrealized   Fair
                         Cost             Gain         Loss       Value
Fixed Income Securities:
  Governments        $  277,560         $ 15,937      $    -   $  293,497
  Public Utilities      172,861           8,505        2,069      179,297
  Industrial and
    miscellaneous     1,735,949          96,813        3,984    1,828,778
  Other                  79,208           3,004            -       82,212
Total                 2,265,578         124,259       6,053     2,383,784
Equity Securities       129,946           8,353        9,510      128,789
                      $2,395,524        $132,612     $15,563  $2,512,573

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1998
(unaudited)

The amortized cost and fair value of fixed maturities at September 30, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                         Amortized           Fair
                                           Cost
  Value

Due in one year or less             $  127,172           $
128,115
Due after one year through
  five years                           834,212
859,918
Due after five years through
  ten years                            563,635
599,596
Due after ten years                    740,559
796,155
                                         $2,265,578
$2,383,784

Proceeds from sales and maturities of investments in fixed maturities in the nine month period ended September 30,1998 were $1,745,599,000, and $20,033,000 respectively. Gross gains of $34,118,000 and $24,806,000 and gross losses of $6,438,000 and
$16,539,000 were realized on the sales during the nine month period ended September 30, 1998 and 1997, respectively.

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

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1998
(unaudited)

Net Investment Income and Realized Gains (Losses) on Investments:
Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows (in thousands):



                                   Investment
Realized Gain (Loss)
                                    Income                         on
Investments
                                  1998       1997
1998    1997
Fixed maturities         $120,421   $118,995            $27,680  $
8,267
Preferred stocks               88        233           14
622
Common stocks               6,811      6,837              8,985
20,735
Mortgage loans on
  real estate              43,143     40,187               (198)
  (8)
Policy loans                3,444      3,116                  -
    -
Short-term investments      1,451      2,088                  -
-
Real estate and other
   investments              5,680      3,265              9,655
62
                               181,038    174,721
$46,136   $29,678
Expenses                    4,861      5,494
                         $176,177   $169,227

Management's Discussion and Analysis of Financial
Condition and Results of Operations September 30, 1998
Compared to September 30, 1997

Revenues
The Company's major products are group medical, group disability and dental, group life, and annuity and individual life insurance coverages sold through a network of independent agents and brokers. Nine months total group disability and dental, group medical, group life, and annuity and individual life premiums represented 38%, 35%, 19% and 8% respectively of total premium in 1998 and 34%, 38%, 21% and 7% respectively in 1997. Strong group sales over the last three quarters of 1997 and first three quarters of 1998, in both the long term disability and dental products is the primary reason for the increase in group disability and dental premium.
Additionally, short term disability products had a larger than usual upswing in sales during the second and third quarter of 1998. The decrease in group medical premium is the result of a decision in 1996 to discontinue new sales of certain medical products coupled with higher than normal lapses of current medical business.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1998 and 1997 resulted in recognition of realized gains and losses.

Benefits
The total third quarter policyholder benefit to premium ratio remained relatively flat at 82% from 1997 to 1998.
The group disability and dental, group medical, group life, and annuity and individual life benefit to premium ratios for the nine months ended September 30, were 81%, 85%, 74% and 106% respectively in 1998 and 81%, 75%, 80%
and 128% respectively in 1997. The group medical business experienced a higher premium to benefit ratio due to higher incurred benefits than anticipated. Group life experienced favorable year-to-date experience in 1998 compared to 1997. The annuity and individual life business also experienced lower mortality experience in the first three quarters of 1998 compared to the same period in 1997, in addition to higher interest crediting on the Company's steadily increasing policy base of interest sensitive and investment products.

Expenses
The Company's general and administrative expense to premium ratio has increased in the first nine months of 1998 to 24% from 21% during the same period in 1997.
Enabling the application systems to be Year 2000 compliant and increased efforts during 1997 to improve administrative systems are the primary reasons for this increase. The first nine months of 1997 reflect lower general expenses compared to the balance of 1997 due to unusually low adminstrative expenses.

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

The Company's fixed maturity investments consisted of 96% investment grade bonds as of September 30, 1998 and the Company does not expect this percentage to change significantly in the future.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security
Holders

a.   None

b.   None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

a.   None

b. No Forms 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)
Date: November 13, 1998
/s/ Michael J. Peninger
Senior Vice President, Controller and Treasurer (on
behalf of the Registrant and as its principal financial
and chief accounting officer)