Form 10-K405
period 1998-12-31
FORTIS BENEFITS INSURANCE CO
filed 1999-03-30
CIK 823533

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

       FOR THE FISCAL YEAR ENDED:
           DECEMBER 31, 1998

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

                                     PART I

ITEM 1.  BUSINESS

    "Fortis Benefits/Fortis Financial Group Member" on page 10, and Further Information About Fortis Benefits" on pages 23 through 24 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

    Fortis Benefits seeks to compete primarily on the basis of customer service, product design, and, in the case of variable products, the investment results achieved. Many other insurance companies compete with Fortis Benefits in each of its markets, including on the basis of price. Many of these companies, which include some of the largest and best known insurance companies, have considerably greater resources than Fortis Benefits.

    The Company is subject to regulation and supervision by the insurance departments of the states in which it is licensed to do business. This regulation covers a variety of areas, including benefit reserve requirements, adequacy of insurance company capital and surplus, various operational standards, and accounting and financial reporting procedures. Fortis Benefits' operations and accounts are subject to periodic examination by insurance regulatory authorities.

    Under insurance guaranty fund laws in most states, insurers doing business therein can be assessed up to prescribed limits for insurance contract losses, if covered, incurred by insolvent companies. The amount of any future assessments of Fortis Benefits under these laws cannot be reasonably estimated. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

    Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Federal measures that may adversely affect the insurance business include health care reform, employee benefit regulation, controls on medicare costs and medical entitlement programs, tax law changes affecting the taxation of insurance companies or of insurance products, changes in the relative desirability of various personal investment vehicles, and removal of impediments on the entry of banking institutions into the business of insurance.

    Pursuant to state insurance laws and regulations, Fortis Benefits is obligated to carry on its books, as liabilities, reserves to meet its obligations under outstanding insurance contracts. These reserves are based on assumptions about, among other things, future claims experience and investment returns. Neither the reserve requirements nor the other aspects of state insurance regulation provide absolute protection to holders of insurance contracts, if Fortis Benefits were to incur claims or expenses at rates significantly higher than expected or significant unexpected losses on its investments.

ITEM 2.  PROPERTIES

    Fortis Benefits has approximately 2,200 employees and considers its employee relations to be excellent; Fortis Benefits owns its Home Office building, consisting of 295,000 square feet in Woodbury, Minnesota. It also has administrative offices in Kansas City, Missouri. Fortis Benefits leases a portion of that building consisting of 297,000 square feet. In addition Fortis Benefits has several regional claims and sales offices throughout the United States. Fortis Benefits occupies approximately 100% of its home office and 70% of its administration building, which it expects will be adequate for its purposes for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    "Selected Financial Data" from page 23 of the prospectus attached hereto as Exhibit No. 99, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 25 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The matters set forth under the caption "Market Risk and Risk Management" in Management's Discussion and Analysis of Results of Operations (Item 7 of this report) are incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth is information concerning the Company's directors and executive officers, to the extent responsible for its variable annuity operations, together with their business experience and principal occupations for the past five years:

OFFICER-DIRECTORS
Dean C. Kopperud, 46        Senior Vice President--Marketing and Sales; also
Director since 1995         officer of affiliated companies.
Robert Brian Pollock, 44    President and Chief Executive Officer; before then
Director Since 1988         Senior Vice President--Life and Disability.
Michael John Peninger, 44   Executive Vice President--Operations and Finance and
Director since 1998         Chief Financial Officer
OTHER DIRECTORS
Allen Royal Freedman, 58    Chairman and Chief Executive Officer of Fortis, Inc.
Chairman of the Board
since 1995
J. Kerry Clayton, 53        Executive Vice President of Fortis, Inc.
Director Since 1997
Arie Aristide Fakkert, 55   Assistant General Manager of Fortis International
Director Since 1987         N.V.
Alan W. Feagin              President and CEO of United Family Life Insurance
Director since 1998         Company
EXECUTIVE OFFICERS
Rhonda Schwartz, 40         Senior Vice President and General Counsel--Life and
                            Investment Products; before then secretary and
                            General Counsel of Fortis Inc.
Jon H. Nicholson, 49        Senior Vice President--Custom Solutions Group.
Peggy L. Ettestad, 41       Senior Vice President--Life Operations; before that
                            Vice President of General Electric Company.
Melinda S. Urion, 45        Senior Vice President--Chief Financial Officer since
                            1997; before then Senior Vice President--Finance &
                            CFO of American Express Financial Corporation.
Dickson W. Lewis, 50        Senior Vice President--Distribution and Marketing
                            since 1997; before then President of
                            Hedstrom/Blessing Marketing.

    Fortis Benefits' officers serve at the pleasure of the board of directors, and members of the board serve without compensation (except for expenses of attending board meetings), until their successors are duly elected and qualified.

    Mr. Freedman is a director of Systems and Computer Technology Corporation and Genesis Health Ventures. Mr. Freedman is also a director of the following registered investment companies: Fortis Equity Portfolios, Inc.; Fortis Growth Fund, Inc.; Fortis Fiduciary Fund, Inc., Fortis Income Portfolios, Inc.; Fortis Securities, Inc.; Fortis Tax-Free Portfolios, Inc.; Fortis Money Portfolios, Inc.; Fortis Advantage Portfolios, Inc.; Fortis World Wide Portfolios, Inc.; Fortis Series Fund, Inc.; Special Portfolios, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

    Set forth below is certain information concerning the compensation of the executive officers of Fortis Benefits.

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                                      -----------------------------------------  --------------------------------
                                                                               OTHER ANNUAL                         ALL OTHER
       NAME AND PRINCIPAL POSITION           YEAR      SALARY      BONUS       COMPENSATION      LTIP PAYOUTS    COMPENSATION(1)
-----------------------------------------  ---------  ---------  ---------  -------------------  -------------  -----------------
Robert B. Pollock                               1998  $ 300,000  $ 126,225       $       0         $       0        $  16,439
 President and Chief Executive Officer          1997    275,000     56,817               0                 0           15,762
                                                1996    215,000     69,660               0                 0           15,318
---------------------------------------------------------------------------------------------------------------------------------
Francis J. Guthrie                              1998    250,000     91,650               0                 0           19,699
 Executive Vice President                       1997    235,000    140,388               0                 0           15,762
                                                1996     88,125          0               0                 0           12,279
---------------------------------------------------------------------------------------------------------------------------------
Clifford S. Korte                               1998    150,000     60,840                            41,796           13,050
 Sr. Vice President--                           1997    144,000     26,133                                             10,208
 Underwriting                                   1996    130,000     39,975                                             10,198
---------------------------------------------------------------------------------------------------------------------------------
William D. Greiter                              1998    195,000     50,490               0                 0           15,129
 Senior Vice President--                        1997    187,000     48,195               0                 0           14,112
 Provider Markets                               1996    178,500     48,195               0                 0           12,829
---------------------------------------------------------------------------------------------------------------------------------
Michael John Peninger                           1998    230,000     78,000               0                 0           16,439
 Executive Vice President and                   1997    200,000     31,194               0                 0           13,872
 Chief Financial Officer                        1996    165,000     51,975               0                 0           13,018

------------------------------
(1) This column includes contributions made by Fortis Benefits for the year for the benefit for the named individual to a defined contribution retirement plan.

                     LONG-TERM INCENTIVE PLAN AWARDS TABLE
            (LONG-TERM INCENTIVE PLAN(1) AWARDS IN LAST FISCAL YEAR)

                                                         PERFORMANCE OR       ESTIMATED FUTURE PAYOUTS UNDER
                                     NUMBER OF SHARES,    OTHER PERIOD          NON-STOCK PRICE BASED PLANS
                                      UNITS OR OTHER    UNTIL MATURATION  ---------------------------------------
NAME                                      RIGHTS           OR PAYOUT      THRESHOLD     TARGET        MAXIMUM
-----------------------------------  -----------------  ----------------  ---------  ------------  --------------
Robert B. Pollock..................        525 Units          3 years      0 Units      525 Units     1,575 Units
Francis J. Guthrie.................        292 Units          3 years      0 Units      292 Units       876 Units
Clifford S. Korte..................         88 Units          3 years      0 Units       88 Units       264 Units
William D. Greiter.................        152 Units          3 years      0 Units      152 Units       456 Units
Michael John Peninger..............        268 Units          3 years      0 Units      268 Units       804 Units

------------------------
(1) Units shown in this table represent performance units granted pursuant to an Executive Incentive Compensation Plan in which officers and managers of Fortis Benefits participate. Awards are made pursuant to this plan based on the employee's position with Fortis Benefits and salary level and the extent to which the employee and Fortis Benefits meet certain performance objectives over 1- and 3-year periods. Employees may elect to defer awards payable to them under this plan.

    As additional compensation to its employees and executive officers, Fortis Benefits has an Employees' Uniform Retirement Plan and an Executive Retirement Plan which generally provide an annual annuity benefit upon retirement at age 65 (or a reduced benefit upon early retirement) equal to: .9% of the employee's Average Annual compensation up to the employee's social security covered compensation, plus 1.3% of compensation above the social security covered compensation, up to $255,300, as adjusted by an index, multiplied by the employee's years of credited services.

    In addition, Fortis Benefits provides an unfunded Supplemental Executive Retirement Plan for certain executives of Fortis Benefits. Mr. Pollock is the only named executive currently covered by the Plan. Under the Supplemental Executive Retirement Plan, the annual benefit is calculated by subtracting the benefit payable under the Employees' Uniform Retirement Plan and the estimated Social Security benefit from the "Target Benefit." The "Target Benefit" is equal to 50% of Final Average Salary (average salary over the final 36 consecutive months of employment) reduced for less than 20 years of service at retirement. Upon retirement prior to age 65 and after attaining age 55 with 10 years of service, special early retirement rules apply. The salary used to calculate the Final Average Salary consists of regular compensation and the annual target incentive bonus of the participant. The estimated annual benefit of Mr. Pollock, based on current compensation levels, under this plan is $187,572.

    The following table illustrates the COMBINED estimated life annuity benefit payable from the Employees' Uniform Retirement Plan and Executive Retirement Plan to employees with the specified Final Average Salary and years of service upon retirement.

                              PENSION PLAN TABLE*

                                                      YEARS OF SERVICE
                             ------------------------------------------------------------------
FINAL AVERAGE SALARY            10         15         20         25         30          35
---------------------------  ---------  ---------  ---------  ---------  ---------  -----------
$125,000...................    $15,005  $  22,507  $  30,010  $  37,512  $  45,015  $    52,517
 150,000...................     18,255     27,382     36,510     45,637     54,765       63,892
 175,000...................     21,505     32,257     43,010     53,762     64,515       75,267
 200,000...................     24,755     37,132     49,510     61,887     74,265       86,642
 225,000...................     28,005     42,007     56,010     70,012     84,015       98,017
 250,000...................     30,990     46,485     61,980     77,475     92,970      108,465
 275,000+..................     31,908     47,862     63,816     79,770     95,724      111,678

------------------------
* The table excludes social security benefits. In general, for the purposes of these plans, compensation includes salary and bonuses. The credited years of service with Fortis Benefits for these individuals named in the Summary Compensation Table above are as follows: 19, 5, 28, 15 and 14, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                    PERCENTAGE
                                                    NUMBER OF     OF OUTSTANDING
     NAME AND ADDRESS OF BENEFICIAL OWNER(1)         SHARES       VOTING SHARES
-------------------------------------------------  -----------  ------------------
Fortis, Inc.                                         1,000,000         100%
 One World Trade Center
 Suite 5001
 New York, NY 10048

------------------------

(1) All of Fortis Benefits' outstanding shares are owned by Fortis Insurance Company, 515 West Wells, Milwaukee, WI, 53201, which is itself wholly owned by Fortis, Inc., One World Trade Center, Suite 5001, New York, NY 10048. Fortis, Inc. in turn is wholly owned by Fortis International, Inc., which is wholly owned by AMEV/VSB 1990 N.B. both of which share the same address with Fortisl(NL) N.V., Archimiedeslaan 10, 3584 BA, Utrecht, The Netherlands. AMEV/VSB 1990 N.V. is 50% owned by Fortis(NL) N.V. and 50% owned, through certain subsidiaries, by Fortis(B), Boulevard Emile Jacqmain 53, 1000 Brussels, Belgium.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of Fortis Benefits Insurance Company are included in Item 8:

      Report of Independent Auditors

      Balance Sheets at December 31, 1998 and 1997

      Statements of Income for the years ended December 31, 1998, 1997 and 1996

      Statements of Changes in Shareholder's Equity for the years ended December 31, 1998, 1997 and 1996

      Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

      Notes to Financial Statements

(a)(2)The information required by the following financial statement schedules of Fortis Benefits Insurance Company are included in Item 8:

      I. Summary of Investments--Other than investments in Related Parties--Contained in the Notes to Financial Statements.

      II. Condensed Financial Information of Registrant--Contained in non-financial statement part of prospectus.

      III. Supplementary Insurance Information--Contained in Financial Statements and Notes to Financial Statements.

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

(b)   Reports on Form 8-K filed in the fourth quarter of 1998

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

                                            FORTIS BENEFITS INSURANCE COMPANY
                                                        Registrant

March 27, 1999                  By              /s/ ROBERT B. POLLOCK
                                      -----------------------------------------
                                                 Robert B. Pollock,
                                                    PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

March 27, 1999                  By             /s/ MICHAEL J. PENINGER
                                      -----------------------------------------
                                                Michael J. Peninger,
                                              SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of Fortis Benefits Insurance Company:

By*                                         Chairman of the       March 27, 1999
     -------------------------------------   Board
             Allen Royal Freedman

By           /s/ ROBERT B. POLLOCK          President and Chief   March 27, 1999
     -------------------------------------   Executive Officer
               Robert B. Pollock

By           /s/ DEAN C. KOPPERUD           Director              March 27, 1999
     -------------------------------------
               Dean C. Kopperud

By*                                         Director              March 27, 1999
     -------------------------------------
               J. Kenny Clayton

By          /s/ MICHAEL J. PENINGER         Director              March 27, 1999
     -------------------------------------
              Michael J. Peninger

*By          /s/ ROBERT B. POLLOCK
     -------------------------------------
              Robert B. Pollock,
               ATTORNEY-IN-FACT