Form 10-Q
period 1999-03-31
FORTIS BENEFITS INSURANCE CO
filed 1999-05-14
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share amounts)


                                                 March 31,     December 31,
                                                   1999            1998
                                                (unaudited)
ASSETS

Investments
Fixed maturities, at fair value (amortized
  cost 1999--$2,299,214; 1998--$2,315,904)          $2,335,199     $2,402,343
Equity securities, at fair value (cost
  1999--$152,151; 1998--$141,947)                        157,571
157,851
Mortgage loans on real estate, less allowance
 for possible losses (1999 and 1998--$11,085)        618,478        610,131
Policy loans                                         76,917          74,950
Short-term investments                                 48,729        31,868
Real estate and other investments                        60,167        56,297
                                                  3,297,061       3,333,440


Cash and cash equivalents                             (54,152)          668

Receivables:
  Uncollected premium                                  68,890        61,883
  Reinsurance recoverable on paid and
    unpaid losses                                    19,031          14,853
  Other                                              13,451          17,641
                                                    101,372         94,377


Accrued investment income                              43,016       42,831
Deferred policy acquisition costs                               347,063
             331,938
Property and equipment, at cost, less
  accumulated depreciation                             28,527
30,712
Deferred federal income taxes                          34,388
17,904
Other assets                                          3,620          3,923
Assets held in separate accounts                                 3,850,113
       3,742,403
                                                 $7,651,008       $7,598,196

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY

                                                   March 31,        December
31,
                                                       1999         1998
                                                   (unaudited)
POLICY RESERVES AND LIABILITIES
Future policy benefit reserves:
  Life insurance                                   $  449,726             $
450,776
  Interest sensitive and investment products         1,215,741    1,238,125
  Accident and health                                               881,414
         861,334
                                                       2,546,881
2,550,235
Unearned premiums                                       13,590     13,393
Other policy claims and benefits payable                         260,915
 255,350
Policyholder dividends payable
8,371               8,189
Total policy reserves and liabilities                2,829,757     2,827,167

Debt                                                   24,005        20,141
Accrued expenses                                                    53,247
      57,860
Current income taxes payable                         7,843              4,168
Other liabilities                                      51,687        86,226
Due to Affiliates                                                11,439
       9,479
Liabilities related to separate accounts                         3,812,306
      3,707,687
                                                       6,790,284
     6,712,728

SHAREHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000
  shares authorized, issued and outstanding         5,000            5,000
Additional paid-in capital                         468,000          468,000
Retained earnings                                  357,200          344,605
Unrealized gain on available-for-sale
  securities (net of deferred taxes 1999--
  $19,836; 1998--$3,039)                              25,988         63,071
Unrealized gain on assets held in separate
  accounts (net of deferred taxes 1999--$(245);
 1998--$245                                            4,536          4,792
Total Shareholder's equity                              860,724
        885,468
Total policy reserves, liabilities &
  Shareholder's equity                           $7,651,008      $7,598,196

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

                                                         Three months ended
                                                             March 31,
                                                           1999      1998
REVENUES

Insurance operations:
  Life insurance premiums                                         $ 66,153$
63,816
  Interest sensitive and investment product
    policy charges                                       23,871     21,047
  Accident and health premiums                                     251,162
229,314
                                                        341,186    314,177
Net investment income                                               55,607
58,731
Realized gains on investments                            13,059     18,054
Other income                                             12,453     10,589
TOTAL REVENUES                                          422,305    401,551

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                                        50,413
49,823
  Interest sensitive and investment products                        23,955
25,244
  Accident and health                                              213,152
188,450
                                                        287,520    263,517
Policyholder dividends                                               1,027
 1,005
Amortization of deferred policy acquisition
  costs                                                   9,133     10,343
Insurance commissions                                               27,610
24,952
General and administrative expenses
77,638     73,201
TOTAL BENEFITS AND EXPENSES                                        402,928
373,018

INCOME BEFORE INCOME TAXES                               19,377     28,533

INCOME TAX EXPENSE (BENEFITS)
Current                                                 3,675       11,010
Deferred                                                  3,107    (1,023)
                                                          6,782      9,987

NET INCOME                                                          $12,595
     $ 18,546

OTHER COMPREHENSIVE LOSS:
Unrealized loss on investments                                     (37,339)
     (4,635)
COMPREHENSIVE INCOME                                              $(24,744)
     $13,911

See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                     Three months ended
                                                           March 31,
                                                         1999      1998

OPERATING ACTIVITIES
Net income                                                       $ 12,595
$ 18,546
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Increase in future policy benefit reserves                      22,084
21,835     Increase (decrease) in other policy claims,
   benefits and policyholder dividends payable                    5,944
(3,611)
  Provision for deferred federal income taxes
3,107      (1,024)
  Increase in income taxes payable                                3,676
9,622
  Amortization of policy acquisition costs                         9,133
10,343
 Policy acquisition costs deferred                                (20,250)
(16,038)
  Provision for depreciation                                      (1,684)
3,459
  Amortization of investment (discount), net                      (4,442)
 (806)
  Change in uncollected premiums, accrued investment
   income, other receivables, unearned premiums,
   accrued expenses, and other liabilities                       (47,052)
(74,534)
  Realized gains on investments                                   (13,056)
(18,054)
  Loss on sale of property and equipment
380        -
NET CASH PROVIDED BY OPERATING ACTIVITIES
(29,565)  (50,262)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                         (606,812)
(495,951)
Sales or maturities of fixed maturity investments               627,561
 514,820
Increase in short-term investments
(16,861)  ( 21,085)
Purchase of other investments
(130,723) (507,456)
Sales or maturities of other investments
118,649    523,898
Sale or (purchase)of property and equipment                          3,489
   (83)
NET CASH USED BY INVESTING ACTIVITIES                   (4,697)     14,143

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                                          59,586
53,825
  Surrenders and death benefits                                   (95,453)
(73,298)
  Interest credited to policyholders                               10,429
13,419
NET CASH USED BY FINANCING ACTIVITIES                             (25,438)
   (6,054)

INCREASE IN CASH                                                  (59,700)
 (42,173)
Cash and cash equivalents at beginning of period                    5,548
 9,901
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $(54,152)
  $(32,272)

See accompanying notes.
/TABLE

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
March 31, 1999
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 1999 and the related statement of income for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998.

Income tax payments for the three months ended March 31,1999 and March 31, 1998 were $0 and $1,388,000, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 1999, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at March 31, 1999 (in thousands):

                                          Gross        Gross
                       Amortized        Unrealized   Unrealized     Fair
                         Cost                  Gain    Loss       Value
Fixed Income Securities:
  Governments         $ 156,886        $    482       $2,860   $ 154,508
  Public Utilities      194,357           4,031        2,171     196,217
  Industrial and
    miscellaneous         1,766,110          50,351   13,343   1,803,118
  Other                 181,861           1,431        1,936     181,356
Total                     2,299,214          56,295         20,310
2,335,199
Equity Securities       152,151           9,647        4,227     157,571
                      $2,451,365        $ 65,942        $24,537
$2,492,770

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
March 31, 1999
(unaudited)

The amortized cost and fair value of fixed maturities at March 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                    Amortized
Fair
                                      Cost            Value

Due in one year or less                 $   80,205            $
80,580
Due after one year through
  five years                          710,126
719,796
Due after five years through
  ten years                                629,020
    639,977
Due after ten years                   879,863
894,846
                                   $2,299,214
$2,335,199

Proceeds from sales and maturities of investments in fixed maturities in the three-month period ended March 31,1999 were $609,616,000, and $17,945,000 respectively. Gross gains of $8,468,000 and $10,326,000 and gross losses of $4,709,000 and
$2,868,000 were realized on the sales during the three month period ended March 31, 1999 and 1998, respectively.

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

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
March 31, 1999
(unaudited)

Net Investment Income and Realized Gains (Losses) on Investments:
Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows (in thousands):



                              Investment          Realized Gain (Loss)
                               Income               on Investments
                            1999      1998           1999       1998
Fixed maturities              $39,156   $40,920              $ 3,759
$ 7,458
Preferred stocks                        7         42
  3      282
Common stocks              2,323     1,933          9,297      7,066
Mortgage loans on
  real estate             13,398    13,733              -       (123)
Policy loans               1,293     1,129              -          -
Short-term investments            238       477                    -
    -
Real estate and other
   investments               639     2,046              -      3,371
                          57,054    60,280        $13,059    $18,054
Expenses                   1,447    (1,549)
                         $55,607   $58,731

Fortis Benefits Insurance Company

Management's Discussion and Analysis of Financial
Condition and Results of Operations
March 31, 1999 Compared to March 31, 1998

Revenues
The Company's major products are group disability and dental, group medical, group life, and annuity and individual life insurance coverages sold through a network of independent agents and brokers. The Company began issuing individual long term care products which has caused a slight shift in the product premium mix in the first three months of 1999. First quarter group disability and dental, group medical, group life, annuity and individual life, and long term care premiums represented 38%, 34%, 19%, 8%, and 1% respectively of premium in 1999 and 38%, 35%, 19%, 8%, and 0%
respectively in 1998. The decrease in group medical premium is the result of a decision in 1996 to discontinue new sales of certain medical products.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements.
Changes in interest rates during 1999 and 1998 resulted in recognition of realized gains and losses upon sales of securities.

Benefits
First quarter policyholder benefit to premium ratio remained relatively flat increasing to 84.3% in 1999 from 83.9% in 1998. The group disability and dental, group medical, group life, annuity and individual life, and long term care benefit to premium ratios for the three months ended March 31, were 85%, 86%, 74%, 103%, and 43%
respectively in 1999 and 80%, 85%, 80%, 111%, and 0%
respectively in 1998. Group disability had a higher than expected claim incidence coupled with longer than expected claim payment periods. Group life experienced favorable first quarter experience in 1999 compared to 1998. The annuity and individual life business also experienced lower mortality experience in the first three months of 1999 compared to the same period in 1998, in addition to higher interest crediting on the Company's steadily increasing policy base of interest sensitive and investment products.

Expenses
The Company's general and administrative expense to premium ratio is relatively flat, decreasing to 22.8% in the first quarter of 1999 from 23.3% in the same period in 1998. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.
Commission rates remained level from March 31, 1998 to March 31, 1999.

Market Risk and Risk Management
Interest rate risk is the Company's primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and market value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The market value of the Company's fixed maturity and mortgage loan portfolios generally increases when interest rates decrease, and decreases when interest rates increase.

Interest rate risk is monitored and controlled through asset/liability management. As part of the risk management process, different economic scenarios are modeled, including cash flow testing required for insurance regulatory purposes, to determine that existing assets are adequate to meet projected liability cash flows. A major component of the Company's asset/liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the Company's insurance liabilities.

The Company uses computer models to perform simulations of the cash flow generated from existing insurance policies under various interest rate scenarios.
Information from these models is used in the determination of interest crediting strategies and investment strategies. The asset/liability management discipline includes strategies to minimize exposure to loss as market interest rates change. On the basis of these analyses, management believes there is no material solvency risk to the Company with respect to interest rate movements up or down of 100 basis points from year end levels.

Equity market risk exposure is not significant. Equity investments in the general account are not material enough to threaten solvency and contractowners bear the investment risk related to the variable products.
Therefore, the risks associated with the investments supporting the variable separate accounts are assumed by contractowners, not by the Company. The Company provides certain minimum death benefits that depend on the performance of the variable separate accounts. Currently the majority of these death benefit risks are reinsured which then protects the Company from adverse mortality experience and prolonged capital market decline.

Year 2000
Introduction. The information provided in this section and in other communications is to keep the reader informed about Fortis, Inc. and its subsidiaries
("Fortis")Year 2000 effort. A list of the Fortis, Inc.
subsidiaries is attached hereto as Exhibit A. This information reflects Fortis' understanding and expectations as of the date we provide it, and the situation could change over time. This information is designated as a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure
Act.

Fortis relies heavily on information technology ("IT") systems to conduct its business. These Fortis IT systems include both internally developed and vendor-supplied systems. Fortis also has business relationships with numerous entities including but not limited to financial institutions, financial intermediaries, third party administrators and other critical vendors as well as regulators and customers. These entities are themselves reliant on their IT systems to conduct their businesses.
Therefore, there is a supply chain of dependency among and between all involved entities.

State of Readiness. In 1997, the Fortis parent company organized a multi-disciplinary Year 2000 Project Team
("Team"). The Team consists of employees at each subsidiary, audit, legal and outside consultants. The
Team and Fortis have developed and are currently executing a comprehensive plan ("Plan") designed to make
Fortis' IT systems Year 2000 ready. The Plan covers four stages including (i) inventory, (ii) assessment, (iii) programming, and (iv) testing and certification. The
Plan covers both I/T systems (telecommunications, mainframe and client/server applications) and non I/T systems (i.e. embedded chip systems - elevators, security systems, heating ventilation and air conditioning systems etc.) in its scope.

Fortis' progress with respect to the Plan is on target.
Critical dates have been identified and we remain on
schedule with the Plan.  Fortis has completed the
inventory stage for its internal hardware, software and
telecommunications systems (mainframe and client/server
applications).  The assessment process is also complete
and Fortis is utilizing both internal and external
resources to reprogram or replace the systems where
necessary, and testing the applications for Year 2000
readiness.   Programming, testing and certification of
these systems and applications are targeted for completion by the end of 1999. Those I/T systems which have been through all phases of the Plan have been put back into production and are currently being maintained and tested to ensure continued Year 2000 readiness. The non-I/T systems have been identified and are currently being upgraded to a vendor represented Year 2000 compliant version, or are being replaced with new systems which are represented as Year 2000 compliant. Completion of this task is scheduled for the end of 1999.

The Plan considers the Year 2000 compliance of those significant business relationships stated above. Letters have been sent requesting the status of compliance and are reviewed as part of the Plan's methodology. Also as part of the Plan methodology, Fortis does file comparisons of the I/T systems for records going out to the businesses to assure consistency and validates record layouts for the input/output of data. These tasks are part of the programming, testing and certification of the systems and applications which are targeted for completion by the end of 1999.

Costs. The c/st of the Fortis Year 2000 project is estimated at $84.8 million (pre-tax) and is being funded through operating cash flows. Total Year 2000 project costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. Costs to upgrade and replace systems in the normal course of business are not included in this estimate. As of December 31, 1998, approximately $44.5 million (pre-tax) had already been expensed to Fortis.
Fortis believes that its Year 2000 project generally is on schedule.

Risks.   Fortis is attempting to limit the potential
impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships and by developing contingency/recovery plans. Fortis cannot guarantee that it will be able to identify and/or resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at Fortis or its external relationships, however, could have a material adverse effect on the Fortis' results of operations, liquidity or financial condition. If Fortis' Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process benefit claims, update customer's accounts, process financial transactions, bill customers, assess exposure to risks, determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others as well as business interruptions or shutdowns, financial losses, harm to its reputation, increased scrutiny by regulators and litigation related to Year 2000 issues.

Contingency Plans. Consistent with prudent due diligence efforts, Fortis has defined contingency plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999, should there be an unexpected system failure. Fortis has developed plans that are designed to reduce the negative impact on Fortis, and provide methods of returning to normal operations, if failure occurs. Each company has identified its mission critical systems using a consistent set of requirements. Contingency plans have then been developed (or are in the process of being developed) for each of these mission critical systems.
These plans include identification of key I/T and business personnel that will be on-site or on-call the week of January 1, 2000. Vacations for all I/T staff have been limited during December, 1999 through February, 2000 in order to monitor the first month end closing for the Year 2000. There will be SWAT teams identified to concentrate on any programming issues that arise with the systems. Plans for manual processing have also been identified for the mission critical systems.

                       EXHIBIT A

               FORTIS, INC. SUBSIDIARIES


First Fortis Life Insurance Company
Fortis Insurance Company (formerly known as Time
Insurance Company)
Fortis Benefits Insurance Company
American Security Insurance Company
Union Security Life Insurance Company
Standard Guaranty Insurance Company
Insureco, Inc.
Fortis Advisers Inc.
Fortis Investors, Inc.
United Family Life Insurance Company
Adultcare, Inc.
Dental Health Alliance, L.L.C.
Remembrance Institute, Inc.
Associated California State Insurance Agencies/Ardiel
Insurance Services, Inc.
John Alden Financial Corporation
John Alden Life Insurance Company
Houston National Life Insurance Company
Pierce National Life Insurance Company

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

Fortis Benefits Insurance Company
(Registrant)
Date: May 14, 1999
/s/ Michael J. Peninger
Senior Vice President, Controller and Treasurer (on
behalf of the Registrant and as its principal financial
and chief accounting officer)