Form 10-Q
period 1999-06-30
FORTIS BENEFITS INSURANCE CO
filed 1999-08-12
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


                                                    June 30,
December 31,
                                                      1999
1998
                                                  (unaudited)
ASSETS
Investments:
  Fixed maturities, at fair value (amortized
    cost 1999--$2,290,275; 1998--$2,315,904)          $2,261,131
$2,402,343
  Equity securities, at fair value (cost
    1999--$173,812; 1998--$141,947)
187,473        157,851
  Mortgage loans on real estate, less allowance
    for possible losses (1999 and 1998--$11,085)
621,937        610,131
  Policy loans                                         78,827
      74,950
  Short-term investments                               38,532
   31,868
  Real estate and other investments
    61,095           56,297
                                                    3,248,995
3,333,440


Cash and cash equivalents
 (48,230)          668

Receivables:
  Uncollected premium
  67,782        61,883
  Reinsurance recoverable on paid and
    unpaid losses
21,576          14,853
  Other                                                13,755
   17,641
                                                      103,113
  94,377


Accrued investment income
43,825              42,831
Deferred policy acquisition costs
365,184              331,938
Property and equipment, at cost, less
  accumulated depreciation                             26,848
          30,712
Deferred federal income taxes                          53,188
          17,904
Other assets                                            9,418
           3,923
Assets held in separate accounts                    4,139,989
       3,742,403
TOTAL ASSETS                                      $7,942,330
      $7,598,196

See accompanying notes.


FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share amounts)
                                                     June 30,
December 31,
                                                        1999        1998
                                                    (unaudited)
POLICY RESERVES AND LIABILITIES:
Future policy benefit reserves:
  Traditional life insurance                                     $
450,258    $  450,776
  Interest sensitive and investment products         1,202,770    1,238,125
  Accident and health                                              897,568
         861,334
                                                       2,550,596
2,550,235
Unearned revenues                                       21,224     13,393
Other policy claims and benefits payable                           258,629
          255,350
Policyholder dividends payable                           8,201
         8,189
                                                     2,838,650   2,827,167

Debt                                                    27,172
                                                                    20,141
Accrued expenses                                        50,033
      57,860
Current income taxes payable                           5,779         4,168
Other liabilities                                       61,007
     86,226
Due to Affiliates                                       20,809
     9,479
Liabilities related to separate accounts                         4,099,695
3,707,687
Total policy reserves and liabilities                7,103,145
     6,712,728



SHAREHOLDER'S EQUITY:
Common stock, $5 par value:
  Authorized, issued and outstanding shares--
     1,000,000                                          5,000    5,000
Additional paid-in capital                                       468,000
468,000
Retained earnings                                                369,405
344,605
Unrealized gain on available-for-sale
  securities (net of deferred taxes 1999--
  $(4,919); 1998--$33,961)
(9,135)   63,071
Unrealized gain on assets held in separate
  accounts (net of deferred taxes 1999--$3,185;
  1998--$2,580                                                     5,915
 4,792
Total Shareholder=s equity                                     839,185
885,468
Total policy reserves, liabilities &
  Shareholder=s equity                                       $7,942,330
$7,598,196

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                                                   Six months ended
                                                           June 30,
                                                     1999         1998

REVENUES
Insurance operations:
  Traditional life insurance premiums                 $131,614
$128,061
  Interest sensitive and investment product
   policy charges                                      47,447
42,902
  Accident and health premiums                        502,974
464,033
     Total Insurance Revenue                          682,035
634,996
Net investment income                                 111,389
119,113
Net realized (losses) gains on investments             12,069
41,019
Other income                                        25,449        22,532
TOTAL REVENUES                                     830,942       817,660

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                           97,296
95,026
  Interest sensitive and investment products           45,336
47,882
  Accident and health                                 414,809
383,869
                                                   557,441       526,777
Policyholder dividends                                  1,726
2,034
Amortization of deferred policy acquisition
  costs                                             18,254        25,896
Insurance commissions                                  50,871
51,690
General and administrative expenses                          165,950
152,305
TOTAL BENEFITS AND EXPENSES                           794,242
758,702

INCOME BEFORE INCOME TAXES                             36,700
58,958

INCOME TAX EXPENSE (BENEFITS)
Current                                               9,411
24,104
Deferred                                             2,489        (3,451)
                                                    11,900
20,653
NET INCOME                                             24,800
38,305

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized loss on investments                         (71,083)
(8,104)
COMPREHENSIVE (LOSS) INCOME                             $(48,006)
$ 30,201

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                                                         Three months
ended
                                                            June 30,
                                                         1999        1998
REVENUES
Insurance operations:
  Traditional life insurance premiums                              $65,461
$64,245
  Interest sensitive and investment product
    policy charges                                       23,576     21,855
  Accident and health premiums                                     251,812
234,719
     Total Insurance Revenue                                       340,849
320,819
Net investment income                                               55,782
60,382
Net realized gains on investments
(990)        2,965
Other income                                             12,996     11,943
TOTAL REVENUES                                          408,638    416,109

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                                        46,883
45,203
  Interest sensitive and investment products                        21,381
22,638
  Accident and health                                              201,657
195,419
                                                        269,921    263,260
Policyholder dividends                                                 699
 1,029
Amortization of deferred policy acquisition
  costs                                                   9,121     15,553
Insurance commissions                                               23,261
26,738
General and administrative expenses
88,312     79,104
TOTAL BENEFITS AND EXPENSES                                        391,314
385,684

INCOME BEFORE INCOME TAXES                                          17,323
30,425

INCOME TAX EXPENSE (BENEFITS)
Current                                                   5,736     13,094
Deferred                                                  (618)                          (2,428)
                                                          5,118     10,666

NET INCOME                                                          12,205
19,759

OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gain (loss) on investments    (33,684)       (3,469)
COMPREHENSIVE (LOSS) INCOME                                    $  (21,479)
$ 16,290

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

                                                       Six months ended
                                                            June 30,
                                                         1999      1998

OPERATING ACTIVITIES
Net income                                                       $24,800
$38,305
Adjustments to reconcile net income to net
  cash provided by operating activities:
Increase in future policy benefit reserves
42,489     46,090
Increase (decrease)in other policy claims,
  benefits and policyholder dividends payable
3,291      (7,946)
Provision for deferred federal income taxes                       2,489
(3,451)
Increase in income taxes payable                                  1,611
10,506
Amortization of policy acquisition costs
18,254     25,896
Policy acquisition costs deferred
(45,003)  (34,388)
Provision for depreciation                                        4,212
6,798
Amortization of investment discounts, net                             76
(2,210)
Change in uncollected premiums, accrued investment income,
  reinsurance recoverable, other receivables, other
  assets, debt, accrued expenses, and other liabilities          (22,079)
(57,532)
Realized gains on investments                                     (12,069)
(41,019)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  18,071
(18,951)

INVESTING ACTIVITIES
Purchases of fixed maturity investments                       (1,023,173)
(1,202,720)
Sales or maturities of fixed maturity investments   1,047,529   1,296,952
Increase in short-term investments                                (6,664)
(80,632)
Purchase of other investments                                   (217,763)
  (167,227)
Sales or maturities of other investments
175,582   155,431
Purchase of property and equipment                                  (340)
    (83)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                 (24,829)
     1,721

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                                         131,094
107,035
  Surrenders and death benefits                     (193,860)    (156,686)
  Interest credited to policyholders                               20,626
25,593
NET CASH (USED) BY FINANCING ACTIVITIES             (42,140)     (24,058)
DECREASE IN CASH                                     (48,898)     (41,288)
Cash and cash equivalents at beginning of period         668        9,901
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $(48,230)
$(31,387)

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1999
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 1999 and the related statement of income for the six and three months ended June 30, 1999 and 1998, and cash flows for the six months ended June
30, 1999 and 1998.

Income tax payments for the six months ended June 30, 1999 and June 30, 1998 were $7,800,000 and $13,598,000, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 1999, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for-sale were as follows at June 30, 1999 (in thousands):

                                        Gross
Gross
                       Amortized        Unrealized
Unrealized     Fair
                       Cost             Gain
Loss    Value
Fixed Income Securities:
  Governments          $  105,716         $  217     $
1,512    $   104,421
  Public Utilities      213,193             1,246
7,593        206,846
  Industrial and
    miscellaneous         1,801,099        20,319
36,623     1,784,795
  Other                 170,267               629
5,827        165,069
  Total               2,290,275            22,411
51,555           2,261,131
Equity Securities       173,812            16,735
3,074        187,473
                     $2,464,087                $38,309
$54,629   $2,447,767




FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1999
(unaudited)

The amortized cost and fair value of fixed maturities at June 30, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                    Amortized
         Fair
                                    Cost
Value

Due in one year or less                $    90,630$
91,338
Due after one year through
  five years                         677,188
679,529
Due after five years through
  ten years                               653,244
641,499
Due after ten years                  869,213
848,765
                                   $2,290,275
$2,261,131

Proceeds from sales and maturities of investments in fixed maturities in the six-month period ended June 30, 1999 were $1,047,529,000, and $39,119,000 respectively.
Gross gains of $9,882,000 and $21,917,000 and gross losses of $11,344,000 and $3,910,000 were realized on sales during the six month period ended June 30, 1999 and 1998, respectively.

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

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 1999
(unaudited)

Net Investment Income and Realized Gains (Losses) on
Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows (in thousands):



                                   Investment
Realized Gain (Loss)
                                    Income     on
Investments
                                 1999      1998
1999    1998
Fixed maturities              $ 78,475    $
80,894         $ (1,463) $18,007
Preferred stocks                   7         58
  3      381
Common stocks              3,953     4,605
13,516     13,099
Mortgage loans on
  real estate             27,541    29,073
-       (123)
Policy loans               2,564     2,326
-         -
Short-term investments            480       965
-         -
Real estate and other
   investments             1,271     4,392
13     9,655
                              114,291   122,313
$12,069   $41,019
Expenses                   2,902     3,200
$111,389    $119,113

Fortis Benefits Insurance Company

Management's Discussion and Analysis of Financial
Condition and Results of Operations June 30, 1999
Compared to June 30, 1998

Revenues
The Company's major products are group disability and dental, group medical, group life, and annuity and individual life insurance coverages sold through a network of independent agents and brokers. The Company began issuing individual long term care products which has caused a slight shift in the product premium mix in the first six months of 1999. Year-to-date second quarter group disability and dental, group medical, group life, annuity and individual life, and long term care premiums represented 38%, 34%, 19%, 8% and 1%, respectively of premium in 1999 and 38%, 35%, 19%, 8% and 0% respectively in 1998. The decrease in group medical premium is the result of a decision in 1996 to discontinue new sales of certain medical products.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 1999 and 1998 resulted in recognition of realized gains and losses upon sales of securities.

Benefits
The second quarter policyholder benefit to premium ratio remained relatively flat, decreasing to 81.7% in 1999 from 83.0% in 1998. The group disability and dental, group medical, group life, annuity and individual life, and long term care benefit to premium ratios for the six months ended June 30, were 85%, 81%, 72%, 98%, and 46% respectively in 1999 and 81%, 85%,
75%, 104%, and 52% respectively in 1988. Group disability had a higher than expected claim incidence coupled with longer than expected claim payment periods. Group life had favorable experience in the first six months of 1999 compared to the same period in 1998. The annuity and individual life business also experienced lower mortality experience in the first two quarters of 1999 compared to the same period in 1998, in addition to higher interest crediting on the Company's steadily increasing policy base of interest sensitive and investment products.



Expenses
The Company's general and administrative expense to premium ratio is relatively flat, increasing to 24.6% in the first six months of 1999 from 24.0% in the same period in 1998. The Company continued to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

Commission rates have decreased from the levels in 1998. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

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

Year 2000
Introduction. The information provided in this section and in other communications is to keep the reader informed about Fortis, Inc. and its subsidiaries
("Fortis") Year 2000 effort. A list of the Fortis, Inc.
subsidiaries is attached hereto as Exhibit A. This information reflects Fortis' understanding and expectations as of the date we provide it, but the situation could change over time. This document is designated as a Year 2000 Readiness Disclosure and the information contained herein is provided in accordance with the Year 2000 Information and Readiness Disclosure
Act (112 Stat. 2386).

Fortis relies heavily on information technology ("IT") systems to conduct its business. These Fortis IT systems include both internally developed and vendor-supplied systems. Fortis also relies on the non-IT systems including the embedded technology and facility related systems. In addition, Fortis has business relationships with numerous entities including but not limited to financial institutions, financial intermediaries, third party administrators and other critical vendors as well as regulators and customers.
These entities are themselves reliant on their IT systems to conduct their businesses. Therefore, there is a supply chain of dependency among and between all involved entities.

State of Readiness. In 1997, the Fortis parent company organized a multi-disciplinary Year 2000 Project Team
("Team"). The Team consists of employees at each subsidiary, audit, legal and outside consultants. The
Team and Fortis have developed and are currently executing a comprehensive plan (APlan@) designed to make Fortis' IT systems Year 2000 ready. The Plan covers four stages including (i) inventory, (ii) assessment, (iii) programming, and (iv) testing and certification. Fortis has completed the inventory stage for its internal hardware, software and telecommunications systems (mainframe and client/server applications). The assessment process is also complete and Fortis is utilizing both internal and external resources to reprogram or replace the systems where necessary, and testing the applications for Year 2000 readiness. Fortis has also inventoried its various facility locations and the systems that relate thereto including embedded technologies. Fortis is proceeding with actions to ensure Year 2000 readiness of those systems. Programming, testing and certification of all systems and applications are targeted for completion by the end of 1999.

Fortis is also in the process of identifying third parties with which they have a material relationship in both sending and receiving information from those entities with respect to current Year 2000 readiness, additional actions which need to be taken and potential opportunities to share specific, detailed information and possible test results.

Costs. The cost of the Fortis Year 2000 project is estimated at $84.8 million (pre-tax) and is being funded through operating cash flows. Total Year 2000 project costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. Costs to upgrade and replace systems in the normal course of business are not included in this estimate. As of June 30, 1999, approximately $64.3 million (pre-tax) had already been expensed to Fortis.
Fortis believes that its Year 2000 project generally is on schedule.

Risks.   Fortis is attempting to limit the potential
impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships (both I/T and non-I/T) and by developing contingency/recovery plans. Those contingency plans have identified the mission critical systems and relationships and have put action plans in place to address a Year 2000 issue. Fortis cannot guarantee that it will be able to identify and/or resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at Fortis or its external relationships, however, could have a material adverse effect on the Fortis' results of operations, liquidity or financial condition. If Fortis' Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process benefit claims; update customer's accounts; process financial transactions; bill customers; assess exposure to risks; determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others; as well as business interruptions or shutdowns, financial losses, harm to its reputation, increased scrutiny by regulators and litigation related to Year
2000 issues. However, Fortis is using methods recognized and adopted in the general business community to ensure that any Year 2000 issue will be addressed promptly and any damages will be mitigated.

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

                       EXHIBIT A

               FORTIS, INC. SUBSIDIARIES


First Fortis Life Insurance Company
Fortis Insurance Company
Fortis Benefits Insurance Company
American Security Insurance Company
Union Security Life Insurance Company
Standard Guaranty Insurance Company
Insureco, Inc.
Fortis Advisers Inc.
Fortis Investors, Inc.
United Family Life Insurance Company
Adultcare, Inc.
Dental Health Alliance, L.L.C.
Remembrance Institute, Inc.
Associated California State Insurance Agencies/Ardiel
Insurance Services, Inc.
John Alden Financial Corporation
John Alden Life Insurance Company
Houston National Life Insurance Company
Pierce National Life Insurance Company

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

The National Association of Insurance Commissioners has implemented risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. Based upon current calculations using these risk-based capital standards, the Company's percentage of total adjusted capital is in excess of ratios which would require regulatory attention.

The Company's fixed maturity investments consisted of 99% investment grade bonds as of June 30, 1999 and the Company does not expect this percentage to change significantly in the future.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

 None

Item 2.  Changes in Securities

 None

Item 3.  Defaults Upon Senior Securities

 None

Item 4.  Submission of Matters to a Vote of Security
Holders

 None

Item 5.  Other Information

 None

Item 6.  Exhibits and Reports on Form 8-K

a.   None

b. A Form 8-K was filed April 8, 1999, wherein a change in control of the Registrant was reported.
     The change in ownership was part of an internal reorganization of the parent company, Fortis, Inc.
     The ultimate controlling persons of the Registrant remain Fortis, Inc. and its two parent companies, Fortis (NL) and Fortis (B).

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)

Date: August 13, 1999




Larry Cains
Controller and Treasurer
(on behalf of the Registrant and as its principal financial and chief accounting officer)