Form 10-Q
period 1999-09-30
FORTIS BENEFITS INSURANCE CO
filed 1999-11-12
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON,  D.C.  20549

     FORM 10-Q

     (Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15 (d) OF
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                              OR

     [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
     for the past 90 days.   Yes      X           No




Fortis Benefits Insurance Company
Balance Sheets
(In thousands, except share data)

                                                September  30,
                                                 December 31,
                                                1999       1998
                                            (unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized  $2,227,644   $2,402,343
   Cost 1999--$2,286,508;  1998--
$2,315,904)
Equity securities, at fair value (cost 1999-
-$164,064;                                  167,829      157,851
1998--$141,947)
Mortgage loans on real estate, less
allowance for possible losses (1999 and     628,408      610,131
1998--$11,085)
Policy loans                                81,052       74,950
Short-term investments                      41,775       31,868
Real estate and other investments           84,033       56,297
                                            3,230,741    3,333,440

Cash and cash equivalents                   (35,774)     668

Receivables:
Uncollected premiums                        69,628       61,883
Reinsurance recoverable on unpaid and paid  22,987       14,853
losses
Other                                       12,407       17,641
                                            105,022      94,377

Accrued investment income                   43,475       42,831
Deferred policy acquisition costs           377,739      331,938
Property and equipment at cost, less
accumulated                                 25,508       30,712
depreciation
Deferred federal income taxes               57,960       17,904
Other assets                                6,050        3,923
Assets held in separate accounts            4,153,757    3,742,403
Total assets                                $7,964,478   $7,598,196

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share amounts)

                                                September  30,
                                                 December 31,
                                                1999       1998
                                             (unaudited
                                                 )
     Policy   reserves,   liabilities   and
shareholder's equity
Future policy benefit reserves:
Traditional life insurance                  $   451,332  $   450,776
Interest sensitive and investment products  1,157,384    1,238,125
Accident and health                         916,178      861,334
                                            2,524,894    2,550,235
Unearned revenues                           24,911       13,393
Other policy claims and benefits payable    259,285      255,350
Policyholder dividends payable              8,041        8,189
                                            2,817,131    2,827,167

Debt                                        44,072       20,141
Accrued expenses                            56,313       57,860
Current income taxes payable                5,104        4,168
Other liabilities                           86,093       86,226
Due to affiliates                           7,909        9,479
Liabilities related to separate accounts    4,114,860    3,707,687
Total policy reserves and liabilities       7,131,482    6,712,728


Shareholder's equity:
Common Stock, $5 par value:
Authorized, issued and outstanding shares - 5,000        5,000
1,000,000
Additional paid-in capital                  468,000      468,000
Retained earnings                           388,441      344,605
Unrealized gain on available-for-sale
   Securities (net of deferred taxes 1999--
   $(18,013); 1998--$33,961)                (33,453)     63,071
Unrealized gain on assets held in separate
   Accounts (net of deferred taxes 1999--
$2,697;
   1998--$2,580)                            5,008        4,792
Total shareholder's equity                  832,996      885,468

Total policy reserves, liabilities and      $7,964,478   $7,598,196
shareholder's equity
See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
                                                   Nine Months
                              Ended
                                              September 30,
                                            1999      1998
   Revenues
Insurance Operations:
Traditional life insurance premiums      $  197,979 $  193,002
Interest sensitive and investment        71,306     63,533
products policy charges
Accident and health premiums             756,299    705,467
                                         1,025,584  962,002
Net investment income                    169,081    176,177
Net realized gains on investments        11,924     46,136
Other income                             38,611     33,742
Total revenues                           1,245,200  1,218,057

Benefits and expenses
Benefits to policyholders:
    Traditional life insurance           143,701    141,304
     Interest sensitive and investment   69,081     71,118
products
     Accident and health                 622,439    584,640
                                         835,221    797,062
Policyholder dividends                   2,390      2,835
   Acquisition of deferred policy        30,475     30,883
acquisition costs
   Insurance commissions                 77,906     80,040
   General and administrative expenses   235,337    226,475
   Total benefits and expenses           1,181,329  1,137,295

Income before income taxes               63,871     80,762


Income tax expense (benefits)
Current                                  8,737      28,325
Deferred                                 11,299     (58)
                                         20,036     28,267
Net income                               43,835     52,495

   Other comprehensive loss:
   Unrealized loss on investments        (96,307)   (1,120)
   Comprehensive(loss) income            $          $   51,375
                                        (52,472)
                      See accompanying notes.


                FORTIS BENEFITS INSURANCE COMPANY
          STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                         (In thousands)
                           (Unaudited)
                                                   Three Months
                              Ended
                                              September  30,
                                            1999      1998

   Revenues
Insurance Operations:
Traditional life insurance premiums      $          $  64,941
                                        66,365
Interest sensitive and investment        23,859     20,631
products policy charges
Accident and health premiums             253,325    241,434
                                         343,549    327,006
Net investment income                    57,692     57,064
Net realized gains on investments        (145)      5,117
Other income                             13,162     11,210
Total revenues                           414,258    400,397

Benefits and expenses
Benefits to policyholders:
    Traditional life insurance           46,405     46,278
     Interest sensitive and investment   23,745     23,236
products
     Accident and health                 207,630    200,771
                                         277,780    270,285
Policyholder dividends                   664        801
   Acquisition of deferred policy        12,221     4,987
acquisition costs
   Insurance commissions                 27,035     28,350
   General and administrative expenses   69,387     74,170
   Total benefits and expenses           387,087    378,593

Income before income taxes               27,171     21,804

Income tax expense (benefits)
Current                                  (674)      4,221
Deferred                                 8,810      3,393
                                         8,136      7,614
Net income                               19,035     14,190
   Other comprehensive (loss) income:
   Unrealized (loss) gain on investments (25,224)   6,984
   Comprehensive (loss)  income          $          $
                                        (6,189)    21,174
                       See accompanying notes.
                Fortis Benefits Insurance Company
                    Statements of Cash Flows
  (In thousands)                                   Nine Months
                              ended
                                                 September  30,
                                        1999      1998
Operating activities
Net income                            $         $
                                     43,835    52,495
Adjustments to reconcile net income
to net cash provided by operating
activities:
Increase  in future policy benefit    63,995    64,625
reserves
Increase (decrease)  in other policy  15,305    (7,434)
claims and benefits and policyholder
dividends payable
Provision for deferred federal income 11,299    (58)
taxes
Increase (decrease) in income taxes   936       (6,787)
payable
Amortization of deferred policy       31,352    30,883
acquisition costs
Policy acquisition costs deferred     (68,446)  (53,706)
Provision for depreciation            6,112     14,924
Amortization of investment  premiums, (1,699)   (2,757)
net
Change in uncollected premiums,
accrued investment income,
reinsurance recoverable, other
receivables, other assets, debt,      7,265     (38,816)
accrued expenses, and other
liabilities
Net realized gains on investments     (11,922)  (46,132)
Net cash provided by operating        98,032    7,237
activities

Investing activities
Purchases of fixed maturity           (1,244,67 (1,655,16
investments                           2)        0)
Sales or maturity of fixed maturity   1,270,319 1,745,599
investments
Increase in short-term investments    (9,907)   (8,295)
Purchases of other investments        (265,668) (340,244)
Sales or maturities of other          205,698   268,056
investments
Purchase of property and equipment    (908)     (164)
Net cash (used in) provided by        (45,138)  9,792
investing activities
Financing activities
Activities related to investment
products:
Considerations received               185,164   152,413
Surrenders and death benefits         (304,791) (243,419)
Interest credited to policyholders    30,291    37,665
Net cash used in financing activities (89,336)  (53,341)
Decrease in cash and cash equivalents ( 36,442) (36,312)

Cash and cash equivalents at          668       9,901
beginning of year
Cash and cash equivalents at end of   $         $
period                                (35,774)  (26,411)

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1999
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 1999 and the related statement of income for the nine and three months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

Income tax payments for the nine months ended September 30,  1999
and   September   30,  1998  were  $7,800,000  and   $35,112,000,
respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 1999, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at September 30, 1999 (in thousands):


                                 Gross     Gross
                     Amortized UnrealizedUnrealized   Fair
                        Cost      Gain      Loss     Value

Fixed Income
Securities:
Governments          $          $      696 $  1,383   $
                    99,951                         99,264
Public utilities     230,226    754        10,023     220,957
Industrial and       1,790,256  11,210     53,392     1,748,074
miscellaneous
Other                166,075    406        7,132      159,349
Total                2,286,508  13,066     71,930     2,227,644
Equity securities    164,064    12,540     8,775      167,829
                     $2,450,572 $25,606    $80,705    $2,395,473




FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1999
(unaudited)


The amortized cost and fair value in fixed maturities at September 30, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized    Fair
                                            Cost     Value

Due in one year or less                  $          $
                                        82,350     82,446
Due after one year through five years    625,038    621,937
Due after five years through ten years   653,547    633,559
Due after ten years                      925,573    889,702
Total                                    $2,286,508 $2,227,644


Proceeds from sales and maturities of investments in fixed maturities in the nine-month period ended September 30, 1999 were $1,230,168,000, and $40,151,000 respectively. Gross gains of $10,925,000 and $34,118,000 and gross losses of $14,986,000 and
$6,438,000 were realized on sales during the nine month period ended September 30, 1999 and 1998, respectively.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 35% of outstanding principal is concentrated in the states of New York, California and Florida. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.



 .
FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 1999
(unaudited)


Net Investment Income and Realized Gains (Losses) on Investments:
Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows (in thousands):


Realized Gain (Loss)
                                                Investment     Income
on Investments
                               1999       1998      1999       1998
Fixed maturities           $118,381     $120,421   $ (4,061)  $27,680
Preferred stocks           7            88         3          14
Common stocks              5,116        6,811      15,969     8,985
Mortgage loans on real     41,178       43,143     -          (198)
estate
Policy loans               3,896        3,444      -          -
Short-term investments     612          1,451      -          -
Real estate and other      4,201        5,680      13         9,655
investments
                           173,391      181,038    $11,924    $46,136
Expenses                   4,310        4,861
                           $169,081     $176,177























                Fortis Benefits Insurance Company

        Management's Discussion and Analysis of Financial
 Condition and Results of Operations September 30, 1999 Compared
                      to September 30, 1998

Revenues
The Company's major products are group disability and dental, group medical, group life, and annuity and individual life insurance coverages sold through a network of independent agents and brokers. In the fourth quarter of 1998, the Company began issuing individual long-term care products which caused a slight shift in the product premium mix in the first nine months of 1999. Year-to-date third quarter group disability and dental, group medical, group life, annuity and individual life, and long term care premiums represented 39%, 33%, 19%, 8% and 1%, respectively of premium in 1999 and 38%, 35%, 19%, 8% and 0%
respectively in 1998. The decrease in group medical premium is the result of a decision in 1996 to discontinue new sales of certain medical products.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 1999 and 1998 resulted in recognition of realized gains and losses upon sales of securities.

BenefitsThe third quarter policyholder benefit to premium ratio remained relatively flat, decreasing to 81.4% in 1999 from 83.0% in 1998. The group disability and dental, group medical, group life, annuity and individual life, and long term care benefit to premium ratios for the nine months ended September 30, were 84%, 82%, 72%, 97%, and 49% respectively in 1999 and 81%, 85%, 74%,
106%, and 32% respectively in 1988. Group disability had a higher than expected claim incidence coupled with longer than expected claim payment periods. Group life had favorable experience in the first nine months of 1999 compared to the same period in 1998. The annuity and individual life business also experienced lower mortality experience in the first three quarters of 1999 compared to the same period in 1998, in addition to lower interest crediting on the Company's decreasing policy base of interest sensitive and investment products.

Expenses
The Company's general and administrative expense to premium ratio remained relatively flat, decreasing to 23.2% in the first nine months of 1999 from 23.8% in the same period in 1998. The Company continued to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

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

The Company uses computer models to perform simulations of
the   cash   flow  generated  from  existing  insurance
policies   under   various  interest  rate   scenarios.
Information   from  these  models  is   used   in   the
determination  of  interest  crediting  strategies  and
investment  strategies.  The asset/liability management
discipline includes strategies to minimize exposure  to
loss as market interest rates change.  On the basis  of
these   analyses,  management  believes  there  is   no
material solvency risk to the Company with respect to interest rate movements up or down of 100 basis points from year-end levels.

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

Fortis  relies heavily on information technology ("IT")
systems  to  conduct  its business.   These  Fortis  IT
systems  include both internally developed and  vendor-
supplied  systems.  Fortis also relies  on  the  non-IT
systems  including the embedded technology and facility
related  systems.  In  addition,  Fortis  has  business
relationships with numerous entities including but  not
limited    to    financial   institutions,    financial
intermediaries, third party administrators and other critical vendors as well as regulators and customers.
These entities are themselves reliant on their IT systems to conduct their businesses. Therefore, there is a supply chain of dependency among and between all involved entities.

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

Costs. The cost of the Fortis Year 2000 project is estimated at $88.2 million (pre-tax) and is being funded through operating cash flows. Total Year 2000 project costs are
based  on  management's  best  estimates,  which   were
derived   utilizing  numerous  assumptions  of   future
events, including the continued availability of certain resources, third party modification plans and other factors. Costs to upgrade and replace systems in the normal course of business are not included in this
estimate.   As of August 31, 1999, approximately  $69.8
million (pre-tax) had already been expensed to Fortis. Fortis believes that its Year 2000 project generally is on schedule.

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

                          EXHIBIT A

                  FORTIS, INC. SUBSIDIARIES


First Fortis Life Insurance Company
Fortis Insurance Company
Fortis Benefits Insurance Company
American Security Insurance Company
Union Security Life Insurance Company
Standard Guaranty Insurance Company
Insureco, Inc
Fortis Advisers Inc.
Fortis Investors, Inc
United Family Life Insurance Company
Adultcare, Inc.
Dental Health Alliance, L.L.C.
Remembrance Institute, Inc.
Associated California State Insurance Agencies/Ardiel
Insurance Services, Inc
John Alden Financial Corporation
John Alden Life Insurance Company
Houston National Life Insurance Company
Pierce National Life Insurance Company

Note: Fortis, Inc. has recently acquired the American Bankers Insurance Group (ABIG) and it's subsidiaries. To review ABIG's Year 2000 Readiness Disclosure, please go to www.us.fortis.com. Click on "Organization", then on "American Bankers Insurance Group (ABIG) Year 2000 Readiness Disclosure".















Liquidity and Capital Resources

The market value of cash, short-term investments and publicly traded bonds and stocks is at least equal to all policyholder reserves and liabilities. The Company's portfolio is readily marketable and convertible to cash to a degree sufficient to provide for short-term needs. The Company consistently monitors its liability durations and invests assets accordingly. The Company has no material commitments or off-balance sheet financing arrangements, which would reduce sources of funds in the upcoming year.

The National Association of Insurance Commissioners has implemented risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. Based upon current calculations using these risk-based capital standards, the Company's percentage of total adjusted capital is in excess of ratios, which would require regulatory attention.

The Company's fixed maturity investments consisted of 99% investment grade bonds as of September 30, 1999 and the Company does not expect this percentage to change significantly in the future.


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.    Changes in Securities

     None

Item 3.     Defaults Upon Senior Securities

     None

Item 4.      Submission of Matters to a Vote of Security Holders

     None

Item 5.      Other Information

     None
Item 6.    Exhibits and Reports on Form 8-K

a.   None

b.   None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on itrs behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)

Date:  November 12, 1999


Larry Cains
Controller and Treasurer
(on behalf of the Registrant and as its principal financial and chief accounting officer)