Form 10-K405
period 1999-12-31
FORTIS BENEFITS INSURANCE CO
filed 2000-03-29
CIK 823533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       FOR THE FISCAL YEAR ENDED:
           DECEMBER 31, 1999

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

                 Registrant's telephone number: (651) 738-4000

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

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Form S-2 Amended Registration Statement to be filed by the Registrant are incorporated by reference into Parts I, II, III.

                                     PART I

ITEM 1.  BUSINESS

    "Fortis Benefits/Fortis Financial Group Member" on page 10, and Further Information About Fortis Benefits" on pages 22 through 23 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The matters set forth under the caption "Market Risk" in Management's Discussion and Analysis of Results of Operations (Item 7 of this report) are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    "FORTIS BENEFITS Financial Statements" contained in the prospectus attached hereto as Exhibit No. 99 are incorporated by reference.

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



OFFICER-DIRECTORS
Dean C. Kopperud, 47        Executive Vice-President (President - FFG)
Director since 1995
Robert Brian Pollock, 45    President and Chief Executive Officer;
Director Since 1988
Michael John Peninger, 45   Executive Vice President-(President-Group
Director since 1998         Nonmedical)
OTHER DIRECTORS
Allen Royal Freedman, 59    Chairman and Chief Executive Officer of Fortis, Inc.
Chairman of the Board
since 1995
J. Kerry Clayton, 54        President and Chief Operating Officer of Fortis,
Director Since 1997         Inc.; before then Executive Vice President of
                            Fortis, Inc.
Arie Aristide Fakkert, 56   General Manager of Fortis International N.V.
Director Since 1987
Alan W. Feagin              Executive Vice President (President-Fortis Family)
Director since 1998
EXECUTIVE OFFICERS
Rhonda Schwartz, 41         Senior Vice President and General Counsel--Life and
                            Investment Products; before then secretary and
                            General Counsel of Fortis Inc.
Jon H. Nicholson, 50        Senior Vice President--Custom Solutions Group.
Peggy L. Ettestad, 42       Senior Vice President--Life Operations; before that
                            Vice President of General Electric Company.
Melinda S. Urion, 46        Senior Vice President--Chief Financial Officer since
                            1997; before then Senior Vice President--Finance &
                            CFO of American Express Financial Corporation.
Dickson W. Lewis, 51        Senior Vice President--Distribution and Marketing
                            since 1997; before then President of
                            Hedstrom/Blessing Marketing.

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

                           SUMMARY COMPENSATION TABLE



                                                             ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                               ----------------------------------------- ----------------------------------------
                                                                                          RIGHTS AWARDED/
                                                                          OTHER ANNUAL     APPRECIATION    LTIP       ALL OTHER
    NAME AND PRINCIPAL POSITION           YEAR      SALARY      BONUS     COMPENSATION     RIGHTS PLAN   PAYOUTS   COMPENSATION(1)
-------------------------------------  ---------  ---------  ---------  ---------------- --------------- --------  ----------------

Robert B. Pollock                           1999   $      0   $      0    $      0       $     0          $      0        $       0
 President and Chief Executive Officer      1998    300,000    126,225           0             0                 0           16,439
                                            1997    275,000     56,817           0             0                 0           15,762
-----------------------------------------------------------------------------------------------------------------------------------
Francis J. Guthrie                          1999    260,000     88,125           0         2,091                 0           16,200
 Executive Vice President                   1998    250,000     91,650           0             0                 0           19,699
                                            1997    235,000    140,388           0             0                 0           15,762
-----------------------------------------------------------------------------------------------------------------------------------
Clifford S. Korte                           1999    170,000     48,375           0         1,664                 0           13,102
 Sr. Vice President--                       1998    150,000     60,840           0             0            41,796           13,050
 Underwriting                               1997    144,000     26,133           0             0                 0           10,208
-----------------------------------------------------------------------------------------------------------------------------------
William D. Greiter                          1999    186,083     50,490           0             0                 0           14,871
 Senior Vice President--                    1998    195,000     50,490           0             0                 0           15,129
 Provider Markets                           1997    187,000     48,195           0             0                 0           14,112
-----------------------------------------------------------------------------------------------------------------------------------
Michael John Peninger                       1999    275,000     82,225           0        10,948                 0           16,200
 Executive Vice President                   1998    230,000     78,000           0             0                 0           16,439
 (President Group Non-Medical)              1997    200,000     31,194           0             0                 0           13,872



------------------------------
(1) This column includes contributions made by Fortis Benefits for the year for the benefit for the named individual to a defined contribution retirement plan.

          Aggregated Appreciation Rights Exercised in Last Fiscal Year
                      and FY-End Appreciation Rights Values

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Value of Unexercised
                                                                            Number of Appreciation Rights    In-the-Money
                                                                            Unexercised at                   Appreciation Rights
                                                                            FY-End                           At FY-End

                                                                            Exercisable/                     Exercisable/
Name                       Rights Exercised         Value Realized          Unexercisable                    Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Robert B. Pollock                 0                        0                      0/0                             0/0

------------------------------------------------------------------------------------------------------------------------------------


Francis J. Guthrie                0                        0                   0/4680(a)                         0/*(a)
                                                                                0/411(b)                         0/*(b)
------------------------------------------------------------------------------------------------------------------------------------


Clifford S. Korte                 0                        0                   0/1530(a)                         0/*(a)
                                                                                0/134(b)                         0/*(b)
------------------------------------------------------------------------------------------------------------------------------------


William D. Greiter                0                        0                      0/0                            0/0

------------------------------------------------------------------------------------------------------------------------------------


Michael J. Peninger               0                        0                  0/10,065(a)                        0/*(a)
                                                                                 0/883(b)                        0/*(b)
------------------------------------------------------------------------------------------------------------------------------------



(a)      Rights related to Fortis Benefits Insurance Company
(b)      Rights related to Fortis, Inc.
*        Not available at this time

                 Appreciation Rights Grants in Last Fiscal Year



                                                                                                         Potential
                                                                                                         Realizable Value at
                                                                                                         Assumed Annual
                                                                                                         Rates of Right Price
                                                                                                         Appreciation
                                                                                                         for Option Term (b)
                               Individual Grants                                                         -------------------
----------------------------------------------------------------------------------------

                                              % of Total Rights
                          Appreciation        Granted to
                          Rights              Employees in                              Expiration
Name                      Granted(a)          Fiscal Year          Strike Price         Date               5%             10%
----                      ----------          -----------          ------------         ----            --------        ------
-----------------------------------------------------------------------------------------------------------------------------------
Robert B. Pollock                0                   0                  0                  0               0                0
-----------------------------------------------------------------------------------------------------------------------------------
Francis J. Guthrie            4680(c)               18%               $50(c)            12/31/08        $18,151          $55,176
                               411(d)               18%              $190(d)            12/31/08         $6,057          $18,413
-----------------------------------------------------------------------------------------------------------------------------------
Clifford S. Korte             1,530(c)               6%               $50(c)            12/31/08         $5,934          $18,038
                               134(d)                6%              $190(d)            12/31/08         $1,975          $6,003
-----------------------------------------------------------------------------------------------------------------------------------
William D. Greiter               0                   0                  0                  0               0                0
-----------------------------------------------------------------------------------------------------------------------------------
Michael J. Peninger          10,065(c)              38%               $50(c)            12/31/08        $39,035         $118,664
                               883(d)               38%              $190(d)            12/31/08        $13,013          $39,559
-----------------------------------------------------------------------------------------------------------------------------------


(a) These Rights are granted under the Fortis Appreciation Incentive Rights Plan. 75% of the value of the Rights granted to a participant have a strike price which is based upon the value, per Right, of one-ten millionth of the value of Fortis Benefits Insurance Company as of the first day of the most recent calendar year. The value is established by independent business appraisers. The value as of the three-year vesting date is based upon of one-ten millionth, subject to adjustment, of the value of Fortis Benefits Insurance Company as of such vesting date. The one-ten millionth fraction may be adjusted for certain fundamental events that might occur subsequent to the first day of the most recent calendar year. The Plan participant is entitled to the difference between the value per Right as of the exercise date and the strike price. The exercise right may be deferred for seven years beyond the three year vesting date. 25% of the value of the Rights granted to a participant are similarly based upon the value of Fortis, Inc., the U.S. holding company of Fortis Benefits Insurance Company and its U.S. affiliates. The valuation methodology of Fortis, Inc. and the vesting, exercise rights and deferral rights associated with those Rights are similar to that described above for Fortis Benefits Insurance Company related Rights.

(b) The potential value assumes appreciation at the assumed annual rates indicated and assumes that the exercise rights are deferred for the complete seven year deferral period. If the Rights appreciate at lesser rates when calculated as provided in the Plan and/or the Rights are not deferred for the full possible deferral period, the realizable value will be less than as indicated in the table above.

(c)   Rights related to Fortis Benefits Insurance Company

(d)   Rights related to Fortis, Inc.

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

    In addition, Fortis Benefits provides an unfunded Supplemental Executive Retirement Plan for certain executives of Fortis Benefits. Under the Supplemental Executive Retirement Plan, the annual benefit is calculated by subtracting the benefit payable under the Employees' Uniform Retirement Plan and the estimated Social Security benefit from the "Target Benefit." The "Target Benefit" is equal to 50% of Final Average Salary (average salary over the final 36 consecutive months of employment) reduced for less than 20 years of service at retirement. Upon retirement prior to age 65 and after attaining age 55 with 10 years of service, special early retirement rules apply. The salary used to calculate the Final Average Salary consists of regular compensation and the annual target incentive bonus of the participant. None of the above-listed individuals are participants in this plan.

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



------------------------
* The table excludes social security benefits. In general, for the purposes of these plans, compensation includes salary and bonuses. The credited years of service with Fortis Benefits for these individuals named in the Summary Compensation Table above are as follows: 20, 6, 29, 16 and 15, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



                                                                    PERCENTAGE
                                                    NUMBER OF     OF OUTSTANDING
     NAME AND ADDRESS OF BENEFICIAL OWNER(1)         SHARES       VOTING SHARES
-------------------------------------------------  -----------  ------------------

Fortis, Inc.                                         1,000,000         100%
 One Chase Manhattan Plaza
 New York, NY 10005


------------------------

(1) All of Fortis Benefits' outstanding shares are indirectly owned by Fortis, Inc., One Chase Manhattan Plaza New York, NY 10005. Fortis, Inc. in turn is wholly owned by Fortis International, Inc., which is wholly owned by AMEV/VSB 1990 N.B. both of which share the same address with Fortisl(NL) N.V., Archimiedeslaan 10, 3584 BA, Utrecht, The Netherlands. AMEV/VSB 1990 N.V. is 50% owned by Fortis(NL) N.V. and 50% owned, through certain subsidiaries, by Fortis(B), Boulevard Emile Jacqmain 53, 1000 Brussels, Belgium.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of Fortis Benefits Insurance Company are included in Item 8:

      Report of Independent Auditors

      Balance Sheets at December 31, 1999 and 1998

      Statements of Income for the years ended December 31, 1999, 1998, and 1997

      Statements of Changes in Shareholder's Equity for the years ended December 31, 1999, 1998, and 1997

      Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

      Notes to Financial Statements

(a)(2)The information required by the following financial statement schedules of Fortis Benefits Insurance Company are included in Item 8:

      I. Summary of Investments--Other than investments in Related Parties--Contained in the Notes to Financial Statements.

      II. Condensed Financial Information of Registrant--Not Applicable.

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

        (d) Amendments to By-laws dated May 1, 1999

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

      10.(a) Fortis, Inc. Executive Incentive Compensation Plan (incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement of Fortis Benefits filed on March 28, 1991, File No. 33-37576).

         (b) Fortis Appreciation Incentive Rights Plan.

      24. Power of Attorney for Messrs. Freedman, Gaddy, Mackin, Meler, Mahoney, Clancy, Keller, Greiter and Clayton (incorporated by reference from
      Exhibit 11 to Form S-6 registration statement of Fortis Benefits, File No. 33-73138 filed on December 17, 1993).

      99. Form of prospectus to be filed as part of Form S-2 Amended Registration Statement of Fortis Benefits.

(b)   Reports on Form 8-K filed in the fourth quarter of 1999

      Form 8K report filed October 13, 1999, disclosing that the registrant acquired substantially all of the insurance business of an affiliated insurance company pursuant to a reinsurance agreement between the two companies. File No. 33-46620.

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

                                            FORTIS BENEFITS INSURANCE COMPANY
                                                        Registrant

March 27, 2000                  By              /s/ ROBERT B. POLLOCK
                                      -----------------------------------------
                                                 Robert B. Pollock,
                                                    PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

March 27, 2000                  By
                                      -----------------------------------------
                                                  Larry M. Cains
                                                    Treasurer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of Fortis Benefits Insurance Company:

By*                                         Chairman of the       March 27, 2000
     -------------------------------------   Board
             Allen Royal Freedman

By           /s/ ROBERT B. POLLOCK          President and Chief   March 27, 2000
     -------------------------------------   Executive Officer
               Robert B. Pollock

By           /s/ DEAN C. KOPPERUD           Director              March 27, 2000
     -------------------------------------
               Dean C. Kopperud

By*                                         Director              March 27, 2000
     -------------------------------------
               J. Kerry Clayton

*By          /s/ ROBERT B. POLLOCK
     -------------------------------------
              Robert B. Pollock,
               ATTORNEY-IN-FACT