Form 10-Q
period 2000-03-31
FORTIS BENEFITS INSURANCE CO
filed 2000-05-12
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON,  D.C.  20549

     FORM 10-Q

     (Mark One)

     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15 (d) OF SECURITIES EXCHANGE ACT OF
              1934

     For the quarterly period ended March 31, 2000

                              OR

     [     ]   TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
               OF 1934

     For the transition period from
     to

     Commission file number 33-63799

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




Fortis Benefits Insurance Company
Balance Sheets
(In thousands, except share data)

                                             March 31,   December
                                                2000     31, 1999
                                            (unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized
   Cost 2000--$2,765,938; 1999--$2,802,697)
                                           $2,677,663   $2,706,372
Equity securities, at fair value (cost 2000-
-$85,042; 1999--$81,554)                    89,976       85,021
Mortgage loans on real estate, less
allowance for possible losses (2000 and     758,447      754,514
1999--$11,085)
Policy loans                                88,289       83,439
Short-term investments                      100,001      115,527
Real estate and other investments           47,634       47,502
                                            3,762,010    3,792,375

Cash and cash equivalents                   (53,487)     18,670

Receivables:
Uncollected premiums                        62,375       62,938
Reinsurance recoverable on unpaid and paid  39,053       23,471
losses
Other                                       23,353       19,406
                                            124,781      105,815

Accrued investment income                   56,170       55,464
Deferred policy acquisition costs           424,994      430,192
Property and equipment at cost, less
accumulated                                 23,769       25,118
depreciation
Deferred federal income taxes               57,048       52,467
Other assets                                1,729        1,582
Due from affiliates                         -            8,304
Assets held in separate accounts            5,573,678    5,120,152
Total assets                                $9,970,692   $9,610,139

FORTIS BENEFITS INSURANCE COMPANY

RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share amounts)

                                             March 31,   December
                                                2000        31,
                                             (unaudited    1999
                                                 )
     Policy   reserves,   liabilities   and
shareholder's equity
Policy reserves and liabilities:
  Future policy benefit reserves:
  Traditional life insurance                $1,118,211   $ 1,106,269
   Interest sensitive and investment        1,089,081    1,147,657
products
  Accident and health                       944,110      940,865
                                            3,151,402    3,194,791
  Unearned revenues                         29,878       28,673
  Other policy claims and benefits payable  256,744      265,486
  Policyholder dividends payable            7,566        7,939
                                            3,445,590    3,496,889

  Accrued expenses                          54,884       59,409
  Current income taxes payable              9,305        1,838
  Other liabilities                         52,107       120,110
  Due to affiliates                         8,265        -
  Liabilities related to separate accounts  5,533,967    5,082,341
Total policy reserves and liabilities       9,104,118    8,760,587


Shareholder's equity:
Common Stock, $5 par value:
Authorized, issued and outstanding shares - 5,000        5,000
1,000,000
Additional paid-in capital                  468,000      468,000
Retained earnings                           439,354      427,811
Unrealized gain on available-for-sale
   Securities (net of deferred taxes 2000--
   $(28,820); 1999--$31,077)                (53,523)     (57,715)
Unrealized gain on assets held in separate
   Accounts (net of deferred taxes 2000--
$4,169;
   1999--$3,476)                            7,743        6,456
Total shareholder's equity                  866,574      849,552

Total policy reserves, liabilities and      $9,970,692   $9,610,139
shareholder's equity
See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                                          Three Months Ended
                                               March 31,
                                            2000      1999

   Revenues
Insurance Operations:
Traditional life insurance premiums      $101,715   $  66,153
Interest sensitive and investment
products policy charges                  26,277     23,871
Accident and health insurance premiums   239,290    251,162
                                         367,282    341,186
Net investment income                    72,039     55,607
Net realized gains on investments        (11,548)   13,059
Other income                             15,736     12,453
Total revenues                           443,509    422,305

Benefits and expenses
Benefits to policyholders:
    Traditional life insurance           83,004     50,413
     Interest sensitive and investment   23,319     23,955
products
     Accident and health claims          187,401    213,152
                                         293,724    287,520
Policyholder dividends                   441        1,027
   Amortization of deferred policy       10,576     9,133
acquisition costs
   Insurance commissions                 31,109     27,610
   General and administrative expenses   90,127     77,638
   Total benefits and expenses           425,977    402,928

Income before income taxes               17,532     19,377

Income tax expense (benefits)
Current                                  13,520     3,675
Deferred                                 (7,531)    3,107
                                         5,989      6,782
Net income                               11,543     12,595
   Other comprehensive income (loss):
   Unrealized  gain (loss) on            5,479      (37,339)
investments
   Comprehensive  income (loss)          $          $
                                        17,022     (24,744)
                  See accompanying notes.
           Fortis Benefits Insurance Company
               Statements of Cash Flows
                    (In thousands)
                                      Three Months ended
                                           March 31,
                                        2000      1999
Operating activities
Net income                            $         $
                                     11,543    12,595
Adjustments to reconcile net income
to net cash provided by operating
activities:
Increase  in future policy benefit    25,850    22,084
reserves
(Decrease) increase in other policy
claims and benefits and policyholder  (7,910)   5,944
dividends payable
Provision for deferred federal income (7,531)   3,107
taxes
Increase (decrease) in income taxes   7,466     3,676
payable
Amortization of deferred policy       10,576    9,133
acquisition costs
Policy acquisition costs deferred     (8,447)   (20,250)
Provision for depreciation            1,273     (1,684)
Amortization of investment  premiums, (594)     (4,442)
net
Change in uncollected premiums,
accrued investment income,
reinsurance recoverable, other
receivables, other assets, debt,      (75,778)  (47,052)
accrued expenses, and other
liabilities
Net realized gains on investments     11,548    (13,056)
Loss on sale of property and          -0-       380
equipment
Net cash provided by operating        (32,004)  (29,565)
activities

Investing activities
Purchases of fixed maturity           (422,661) (606,812)
investments
Sales or maturity of fixed maturity   447,363   627,561
investments
Increase in short-term investments    15,527    (16,861)
Purchases of other investments        (28,796)  (130,723)
Sales or maturities of other          17,577    118,649
investments
Sale or (purchase) of property and    76        3,489
equipment
Net cash provided (used by) by        29,086    (4,697)
investing activities
Financing activities
Activities related to investment
products:
Considerations received               53,876    59,586
Surrenders and death benefits         (131,880) (95,453)
Interest credited to policyholders    8,765     10,429
Net cash used in financing activities (69,239)  (25,438)
Decrease in cash and cash equivalents (72,157)  (59,700)
Cash and cash equivalents at          18,670    5,548
beginning of period
Cash and cash equivalents at end of   $         $
period                                (53,487)  (54,152)
See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
March 31, 2000
(unaudited)

General:     The   accompanying   unaudited   financial
statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 2000 and the related statement of income for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March
31, 2000 and 1999.

Income  tax  payments for the three months ended  March
31,  2000  and  March  31,  1999  were  $7,098,000  and
$7,800,000, respectively.

The classification of fixed maturity investments is  to
be  made  at  the  time of purchase and, prospectively,
that classification is expected to be reevaluated as of
each  balance sheet date.  At March 31, 2000, all fixed
maturity  and  equity  securities  are  classified   as
available-for-sale and carried at fair value.

The  amortized  cost  and fair  values  of  investments
available-for  sale were as follows at March  31,  2000
(in thousands):


                                 Gross     Gross
                     Amortized UnrealizedUnrealized   Fair
                        Cost      Gain      Loss     Value

Fixed Income
Securities:
Governments          175,458    4,691      (1,454)    178,695
Public utilities     240,200    199        (10,005)   230,394
Industrial and
miscellaneous        2,109,549  5,544      (80,457)   2,034,636
Other                240,731    338        (7,131)    233,938
Total                2,765,938  10,772     (99,047)   2,677,663
Equity securities    85,042     8,186      (3,252)    89,976
                     2,850,980  18,958     (102,299)  2,767,639





FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
March 31, 2000
(unaudited)


The amortized cost and fair value in fixed maturities at March 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized    Fair
                                            Cost     Value

Due in one year or less                           $ $
                                        87,696     87,470
Due after one year through five years    681,883    667,319
Due after five years through ten years   834,506    805,913
Due after ten years                      1,161,853  1,116,961
Total                                    $2,765,938 $2,677,663


Proceeds  from  sales and maturities of investments  in
fixed  maturities in the three month period ended March
31,  2000  and  March 31, 1999 were $  447,061,000  and
$609,616,000  respectively.  Gross gains of  $1,696,000
and  $8,468,000  and  gross losses of  $14,412,000  and
$4,709,000  were  realized on sales  during  the  three
month   period   ended  March  31,   2000   and   1999,
respectively.

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



 .
FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
March 31, 2000
(unaudited)


Net  Investment Income and Realized Gains  (Losses)  on
Investments: Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows (in thousands):


Realized Gain (Loss)
                                                 Investment
Income             on Investments
                               2000       1999      2000       1999
Fixed maturities           $50,297      $39,156    $(12,716)  $ 3,759
Preferred stocks           -            7          -          3
Common stocks              2,575        2,323      1,246      9,297
Mortgage loans on real     16,109       13,398     66         -
estate
Policy loans               1,570        1,293      -          -
Short-term investments     115          238        -          -
Real estate and other      2,923        639        (144)       -
investments
                           73,589       57,054     $(11,548)  $13,059
Expenses                   1,550        1,447
                           $72,039      $55,607























           Fortis Benefits Insurance Company

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations March 31, 2000
              Compared to March 31, 1999

Revenues
The  Company's major products are group disability  and
dental,  group  medical, group life,  and  annuity  and
individual  life  insurance coverages  sold  through  a
network  of  independent agents and  brokers.   In  the
fourth quarter of 1999, the Company assumed a block  of
business from an affiliated company, United Family Life
Insurance  Company.  This assumed business is primarily
pre-need  life  insurance designed to pre-fund  funeral
expenses  and is sold as individual and group life  and
annuity  products.   Pre-need business  represents  $34
million in gross premium in the first quarter of  2000.
For the three months ended March 31, group disability and dental, group medical, group life, pre-need, and annuity and individual life represented 39%, 26%, 18%, 10% and 8%, respectively of premium in 2000 and 39%, 34%, 19%, 0% and 8% respectively in 1999.

The  Company  continues to match  investment  portfolio
composition    to   liquidity   needs    and    capital
requirements. Changes in interest rates during 2000 and
1999  resulted  in  recognition of realized  gains  and
losses  upon sales of securities.  The Company had  net
capital   losses  from  fixed  income  investments   of
$12,716,000 for the first three months of 2000 as compared to net capital gains of $3,759,000 for the same period in 1999.

Benefits
The  total year-to-date policyholder benefit to premium
ratio  decreased to 80% in 2000 from 84% in 1999.   The
group disability and dental, group medical, group life,
pre-need,  and annuity and individual life  benefit  to
premium  ratios  for the three months ended  March  31,
were  82%, 77%, 72%, 105% and 82% respectively in  2000
and  85%,  86%, 74%, 0% and 103% respectively in  1999.
Group long term disability continues to see an increase
in  claim  terminations.   The group  medical  business
experienced  a lower premium to benefit  ratio  due  to
rate  increases and better management of claims.  Group
life  had  improved  mortality in 2000.   The  pre-need
business did not exist at the end of first quarter 1999
as it was assumed from an affiliated Company during the
last  quarter of 1999.  The annuity and individual life
business  experienced  strong  market  performance   in
addition to lower interest crediting on the Company's interest sensitive and investment products.

Expenses
Commission rates have increased from the levels in 1999. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio increased to 24.5% in the first quarter of 2000 from 22.8% in 1999. Administrative system conversions and development and costs associated with increased sales activity account for this increase.
The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

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

Year 2000
The   Company  utilizes  computer  systems  to  process
Company businesses.  Fortis Inc., the Company's  parent
("Fortis"),  created a Year 2000 Project  Office  which
was  dedicated to ensuring that all of the systems  for
Fortis  and its subsidiaries and affiliates were  ready
for  year 2000.  The estimated total cost of the Fortis
Year  2000 Project was approximately $85 million.   The
cost  of  the Company's portion is estimated  at  $28.6
million.   Approximately $1.4 million was  expensed  by
the Company in 2000.

As  of  December 20, 1999, 100% of the computer  system
lines  of  code that had been identified were renovated
and  tested  and  were ready for year  2000.   Although
there have been several minor matters, as of March  31,
2000,  no  significant disruptions resulting  from  the
century  date change have been detected.   The  Company
will continue to monitor the status of and exposure to any potential Year 2000 issues.

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

The Company's fixed maturity investments consisted of 98% investment grade bonds as of March 31, 2000 and the Company does not expect this percentage to change significantly in the future.








PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.    Changes in Securities

     None

Item 3.     Defaults Upon Senior Securities

     None

Item 4.      Submission of Matters to a Vote of Security
Holders

     None

Item 5.      Other Information

     None

Item 6.    Exhibits and Reports on Form 8-K

a.   None

b.   None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)

Date:  May 12, 2000

/s/ Larry Cains

Larry Cains
Controller and Treasurer
(on behalf of the Registrant and as its principal financial and chief accounting officer)