Form 10-Q
period 2000-06-30
FORTIS BENEFITS INSURANCE CO
filed 2000-08-10
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON,  D.C.  20549

     FORM 10-Q

     (Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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




FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)

                                            June  30,   December
                                                           31,
                                                2000       1999
                                            (unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized
   Cost 2000--$2,662,313;  1999--
$2,802,697)                                 $2,548,887   $2,706,372
Equity securities, at fair value (cost 2000-
-$93,237;                                   96,530       85,021
1999--$81,554)
Mortgage loans on real estate, less
allowance for                               761,221      754,514
   possible losses (2000 and 1999--$11,085)
Policy loans                                92,050       83,439
Short-term investments                      119,202      115,527
Real estate and other investments           39,998       47,502
                                            3,657,888    3,792,375

Cash and cash equivalents                   (49,986)     18,670

Receivables:
Uncollected premiums                        63,783       62,938
Reinsurance recoverable on unpaid and paid  43,478       23,471
losses
Other                                       34,117       19,406
                                            141,378      105,815

Accrued investment income                   55,869       55,464
Deferred policy acquisition costs           435,509      430,192
Property and equipment at cost, less
accumulated                                 22,483       25,118
depreciation
Deferred federal income taxes               64,529       52,467
Other assets                                1,697        1,582
Due from affiliates                         -            8,304
Assets held in separate accounts            5,465,019    5,120,152
Total assets                                $9,794,386   $9,610,139

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share amounts)

                                            June  30,     December
                                                           31,
                                                2000       1999
                                             (unaudited
                                                 )
 Policy   reserves,   liabilities   and shareholders' equity
 Policy reserves and liabilities:
 Future policy benefit reserves:
 Traditional life insurance                 $1,131,194   $1,106,269
 Interest sensitive and investment products 1,040,229    1,147,657
 Accident and health                        959,014      940,865
                                            3,130,437    3,194,791
  Unearned revenues                         28,606       28,673
  Other policy claims and benefits payable  245,303      265,486
  Policyholder dividends payable            7,441        7,939
                                            3,411,787    3,496,889

  Accrued expense                           53,560       59,409
  Current income taxes payable              2,069        1,838
  Other liabilities                         70,259       120,110
  Due to affiliates                         4,870        -
  Liabilities related to separate accounts  5,427,191    5,082,341
  Total policy reserves and liabilities     8,969,736    8,760,587

 Shareholder's equity:
Common Stock, $5 par value:
Authorized, issued and outstanding shares - 5,000        5,000
1,000,000
Additional paid-in capital                  468,000      468,000
Retained earnings                           418,850      427,811
Unrealized (loss) on available-for-sale
   securities (net of deferred taxes 2000--
   $(37,032); 1999--$31,077)                (68,774)     (57,715)
Unrealized (loss) gain on assets held in
separate
   accounts (net of deferred taxes 2000--
$848;
   1999--$3,476)                            1,574        6,456
Total shareholder's equity                  824,650      849,552

Total policy reserves, liabilities and      $9,794,386   $9,610,139
shareholder's equity
See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                   Six Months Ended
                                                June 30,
                                            2000      1999
   Revenues
Insurance operations:
Traditional life insurance premiums      $208,162   $131,614
Interest sensitive and investment        51,912     47,447
product policy charges
Accident and health insurance premiums   476,487    502,974
                                         736,561    682,035
Net investment income                    141,250    111,389
Net realized (losses) gains on           (4,789)    12,069
investments
Other income                             33,273     25,449
Total revenues                           906,295    830,942

Benefits and expenses
Benefits to policyholders:
    Traditional life insurance           160,446    97,296
    Interest sensitive and investment    45,043     45,336
products
    Accident and health claims           381,918    414,809
                                         587,407    557,441
Policyholder dividends                   -          1,726
   Amortization of deferred policy       31,048     18,254
acquisition costs
   Insurance commissions                 64,272     50,871
   General and administrative expenses   162,832    165,950
   Total benefits and expenses           845,559    794,242

Income before income taxes               60,736     36,700


Income tax expense (benefit)
Current                                  23,928     9,411
Deferred                                 (3,517)    2,489
                                         20,411     11,900
Net income                               40,325     24,800

   Other comprehensive loss:
   Unrealized loss on investments        (15,941)   (71,083)
   Comprehensive income (loss)             $        $ (46,283)
                                        24,384
                 See accompanying notes.

           FORTIS BENEFITS INSURANCE COMPANY
     STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (In thousands)
                      (Unaudited)
                                          Three Months Ended
                                              June  30,
                                            2000      1999
   Revenues
Insurance operations:
Traditional life insurance premiums      $106,447   $ 65,461
Interest sensitive and investment
product policy charges                   25,635     23,576
Accident and health insurance premiums   237,197    251,812
                                         369,279    340,849
Net investment income                    69,211     55,782
Net realized gains (losses) on           6,759      (990)
investments
Other income                             17,537     12,996
Total revenues                           462,786    408,637

Benefits and expenses
Benefits to policyholders:
    Traditional life insurance           77,442     46,883
     Interest sensitive and investment   21,724     21,381
products
     Accident and health claims          194,517    201,657
                                         293,683    269,921
Policyholder dividends                   (441)      699
   Amortization of deferred policy       20,472     9,121
acquisition costs
   Insurance commissions                 33,163     23,261
   General and administrative expenses   72,705     88,312
   Total benefits and expenses           419,582    391,314

Income before income taxes               43,204     17,323

Income tax expense (benefit)
Current                                  10,408     5,736
Deferred                                 4,014      (618)
                                         14,422     5,118
Net income                               28,782     12,205

   Other comprehensive income loss:
   Unrealized loss on investments        (21,420)   (33,684)
   Comprehensive income (loss)           $    7,362 $ (21,479)
                  See accompanying notes.
           FORTIS BENEFITS INSURANCE COMPANY
                STATEMENT OF CASH FLOWS
                    (In thousands)
                      (Unaudited)
                                                      Six Months Ended
                                                              June 30,
                                              2000       1999
Operating activities
Net income                                 $ 40,325    $ 24,800
Adjustments to reconcile net income to net
cash provided by operating activities:
Increase  in future policy benefit reserves59,135      42,489
(Decrease) increase in other policy claims
and benefits and policyholder dividends    (20,748)    3,291
payable
Provision for deferred federal income taxes(3,517)     2,489
Increase in income taxes payable           231         1,611
Amortization of deferred policy acquisition31,048      18,254
costs
Policy acquisition costs deferred          (36,105)    (45,003)
Provision for depreciation                 7,461       4,212
Amortization of investment  premiums, net  29          76
Change in uncollected premiums, accrued
investment income, reinsurance
recoverable, other receivables, other      (78,609)    (22,079)
assets, accrued expenses, and other
liabilities
Net realized losses (gains) on investments 4,789       (12,069)
Net cash provided by operating activities  4,039       18,071

Investing activities
Purchases of fixed maturity investments    (570,364)   (1,023,173)
Sales or maturity of fixed maturity        695,058     1,047,529
investments
Increase in short-term investments         (3,674)     (6,664)
Purchases of other investments             (100,138)   (217,763)
Sales or maturities of other investments   84,024      175,582
Purchase of property and equipment         (4,826)     (340)
Net cash provided by (used in) investing   100,080     (24,829)
activities

Financing activities
Activities related to investment products:
Considerations received                    120,965     131,094
Surrenders and death benefits              (261,631)   (193,860)
Interest credited to policyholders         17,177      20,626
Dividend                                   (49,286)    -
Net cash used in financing activities      (172,775)   (42,140)
Decrease in cash and cash equivalents      (68,656)    (48,898)
Cash and cash equivalents at beginning of  18,670      668
year
Cash and cash equivalents at end of period $ (49,986)  $ (48,230)

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 2000
(unaudited)

General:     The   accompanying   unaudited   financial
statements of Fortis Benefits Insurance Company contain
all adjustments necessary to present fairly the balance
sheet as of June 30, 2000 and the related statement  of
income for the six months ended June 30, 2000 and 1999,
and  cash flows for the six months ended June 30,  2000
and 1999.

Income tax payments for the six months ended June 30, 2000 and June 30, 1999 were $23,697,000 and $7,800,000, respectively.

The classification of fixed maturity investments is  to
be  made  at  the  time of purchase and, prospectively,
that classification is expected to be reevaluated as of
each  balance sheet date.  At June 30, 2000, all  fixed
maturity  and  equity  securities  are  classified   as
available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at June 30, 2000 (in thousands):


                                 Gross     Gross
                     Amortized UnrealizedUnrealized   Fair
                        Cost      Gain      Loss     Value

Fixed Income
Securities:
Governments          $          $  1,046   $    1,617 $
                    175,086                        174,515
Public utilities     232,036    213        10,082     222,167
Industrial and
miscellaneous        2,067,282  3,357      101,311    1,969,328
Other                187,909    370        5,402      182,877
Total                2,662,313  4,986      118,412    2,548,887
Equity securities    93,237     7,407      4,114      96,530
                     $2,755,550 $12,393    $122,526   $2,645,417




FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 2000
(unaudited)


The amortized cost and fair value in fixed maturities at June 30, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized    Fair
                                            Cost     Value

Due in one year or less                  $          $
                                        132,363    131,341
Due after one year through five years    629,032    609,800
Due after five years through ten years   787,337    754,102
Due after ten years                      1,113,581  1,053,644
   Total                                 $2,662,313 $2,548,887


Proceeds  from  sales and maturities of investments  in
fixed maturities in the six-month period ended June 30,
2000   and   June   30,  1999  were  $695,058,000   and
$1,047,529,000 respectively.  Gross gains of $3,212,000
and $9,882,000 and gross losses of $20,542,000 and $11,344,000 were realized on sales during the six month period ended June 30, 2000 and 1999, respectively.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 34% of outstanding principal is concentrated in the states of New York, California and Florida. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.



 .
FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
June 30, 2000
(unaudited)


Net  Investment Income and Realized Gains  (Losses)  on
Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows (in thousands):


                                                      Realized
Gain(Loss)                                   Investment Income
on Investments
                               2000       1999      2000       1999
Fixed maturities           $ 99,296     $ 78,475   $ (17,330) $ (1,463)
Preferred stocks           -            7          -          3
Common stocks              7,347        3,953      2,771      13,516
Mortgage loans on real     33,164       27,541     -          -
estate
Policy loans               3,272        2,564      -          -
Short-term investments     230          480        -          -
Real estate and other      1,042        1,271      9,770      13
investments
                           144,351      114,291    $          $12,069
                                                (4,789)
Expenses                   3,101        2,902
                           $141,250     $111,389























           Fortis Benefits Insurance Company

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations June 30, 2000
               Compared to June 30, 1999

Revenues
The  Company's major products are group disability  and
dental,  group  medical, group life,  and  annuity  and
individual  life  insurance coverages  sold  through  a
network  of  independent agents and  brokers.   In  the
fourth quarter of 1999, the Company assumed a block  of
business from an affiliated company, United Family Life
Insurance  Company.  This assumed business is primarily
pre-need  life  insurance designed to pre-fund  funeral
expenses  and is sold as individual and group life  and
annuity  products.   Pre-need business  represents  $71
million  in  gross premium in the first half  of  2000.
For  the six months ended June 30, group disability and
dental,  group  medical,  group  life,  pre-need,   and
annuity and individual life represented 39%, 25%, 18%, 10% and 8%, respectively of premium in 2000 and 39%, 34%, 19%, 0% and 8% respectively in 1999.

The  Company  continues to match  investment  portfolio
composition    to   liquidity   needs    and    capital
requirements. Changes in interest rates during 2000 and
1999  resulted  in  recognition of realized  gains  and
losses  upon sales of securities.  The Company had  net
capital   losses  from  fixed  income  investments   of
$17,330,000 for the first six months of 2000 as compared to net capital losses of $1,463,000 for the same period in 1999.

Benefits
The  total year-to-date policyholder benefit to premium
ratio  decreased to 80% in 2000 from 82% in 1999.   The
group disability and dental, group medical, group life,
pre-need,  and annuity and individual life  benefit  to
premium  ratios for the six months ended June 30,  were
83%,  77%, 67%, 101% and 78% respectively in  2000  and
85%,  81%, 72%, 0% and 98% respectively in 1999.  Group
long  term  disability continues to see an increase  in
claim   terminations.   The  group   medical   business
experienced  a lower premium to benefit  ratio  due  to
rate  increases and better management of claims.  Group
life  had  improved  mortality in 2000.   The  pre-need
business  did  not exist at the end of  second  quarter
1999  as  it  was  assumed from an  affiliated  Company
during  the  last  quarter of 1999.   The  annuity  and
individual  life  business  experienced  strong  market
performance in addition to lower interest crediting  on
the   Company's   interest  sensitive  and   investment
products.

Expenses
Commission rates have increased from the levels in 1999. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The  Company's  general and administrative  expense  to
premium  ratio decreased to 22.0% in the second quarter
of   2000   from   24.3%   in  1999.    Lower   general
administrative expenses relative to premium  associated
with  the  newly assumed pre-need business is partially
responsible for the decrease.  General cost  monitoring
and  efficiencies  accounts for the  remainder  of  the
decrease.   The Company continues to monitor  expenses,
striving to improve the expense to premium ratio, while
maintaining    quality   and   timely    services    to
policyholders.

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

Equity market risk exposure is not significant.  Equity
investments  in  the general account are  not  material
enough  to  threaten solvency and contract owners  bear
the  investment risk related to the variable  products.
Therefore,  the  risks associated with the  investments
supporting  the variable separate accounts are  assumed
by  contract  owners, not by the Company.  The  Company
provides certain minimum death benefits that depend  on
the  performance  of  the variable  separate  accounts.
Currently the majority of these death benefit risks are
reinsured which then protects the Company from  adverse
mortality  experience  and  prolonged  capital   market
decline.

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

The Company's fixed maturity investments consisted of 98% investment grade bonds as of June 30, 2000 and the Company does not expect this percentage to change significantly in the future.







PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.    Changes in Securities

     None

Item 3.     Defaults Upon Senior Securities

     None

Item 4.      Submission of Matters to a Vote of Security
Holders

a.   On April 28, 2000, the annual Fortis Benefits
  Insurance Company Shareholder Meeting was held.

b. All 1,000,000 outstanding shares or the Company's common stock were cast for the election of each director (J. Kerry Clayton, (Chairman), Arie A.
Fakkert, Alan W. Feagin, Dean C. Kopperud, Michael J.
Peninger, Robert B. Pollock).

Item 5.      Other Information

     None

Item 6.    Exhibits and Reports on Form 8-K

a.   None

b. Form 8-K report filed June 1, 2000 disclosing that PriceWaterhouseCoopers replaced Ernst & Young as independent auditors of the registrant effective June
     1, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)

Date:  August 11, 2000

/s/ Larry Cains

Larry Cains
Controller and Treasurer
(on behalf of the Registrant and as its principal financial and chief accounting officer)