Form 10-Q
period 2000-09-30
FORTIS BENEFITS INSURANCE CO
filed 2000-11-13
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON,  D.C.  20549

     FORM 10-Q

     (Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15
               (d) OF  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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




FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)

                                             September   December
                                                30,      31, 1999
                                                2000
                                            (unaudited)
Assets
Investments:
Fixed maturities, at fair value (amortized
   Cost 2000--$2,652,619;  1999--                      $
$2,802,697)                                 2,583,643    $2,706,372
Equity securities, at fair value (cost 2000-
-$91,078;                                   93,892       85,021
1999--$81,554)
Mortgage loans on real estate, less
allowance for                               822,979      754,514
   Possible losses (2000 and 1999--$11,085)
Policy loans                                98,201       83,439
Short-term investments                      49,786       115,527
Real estate and other investments           42,938       47,502
                                            3,691,439    3,792,375

Cash and cash equivalents                   (47,736)     18,670

Receivables:
Uncollected premiums                        72,789       62,938
Reinsurance recoverable on unpaid and paid  45,226       23,471
losses
Other                                       30,998       19,406
                                            149,013      105,815

Accrued investment income                   53,662       55,464
Deferred policy acquisition costs           457,999      430,192
Property and equipment at cost, less
accumulated                                 21,645       25,118
depreciation
Deferred federal income taxes               48,317       52,467
Other assets                                1,744        1,582
Due from affiliates                         -            8,304
Assets held in separate accounts            5,707,894    5,120,152
Total assets                                $10,083,977  $9,610,139

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands, except per share amounts)

                                             September   December
                                              30, 2000      31,
                                                           1999
                                             (unaudited
                                                 )
     Policy   reserves,   liabilities   and
shareholders' equity
   Policy reserves and liabilities:
  Future policy benefit reserves:
 Traditional life insurance                 $ 1,151,980  $1,106,269
 Interest sensitive and investment products 1,001,728    1,147,657
 Accident and health                        965,350      940,865
                                            3,119,058    3,194,791
  Unearned revenues                         30,914       28,673
  Other policy claims and benefits payable  242,103      265,486
  Policyholder dividends payable            7,328        7,939
                                            3,399,403    3,496,889

  Accrued expense                           62,460       59,409
  Current income taxes payable              10,340       1,838
  Other liabilities                         58,948       120,110
  Due to affiliates                         5,029        -
  Liabilities related to separate accounts  5,669,595    5,082,341
  Total policy reserves and liabilities     9,205,775    8,760,587

 Shareholder's equity:
Common Stock, $5 par value:
Authorized, issued and outstanding shares - 5,000        5,000
1,000,000
Additional paid-in capital                  468,000      468,000
Retained earnings                           442,369      427,811
Unrealized loss on available-for-sale
   Securities (net of deferred taxes 2000--
   $(21,208); 1999--$(31,077))              (39,387)     (57,715)
Unrealized gain on assets held in separate
   Accounts (net of deferred taxes
2000-$1,195;
   1999--$3,476)                            2,220        6,456
Total shareholder's equity                  878,202      849,552

Total policy reserves, liabilities and      $10,083,977  $9,610,139
shareholder's equity
See accompanying notes.
FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                      Nine Months Ended
                                            September  30,
                                            2000      1999
   Revenues
Insurance operations:
Traditional life insurance premiums      $  319,323 $  197,979
Interest sensitive and investment
product policy charges                   79,125     71,306
Accident and health insurance premiums   712,805    756,299
                                         1,111,253  1,025,584
Net investment income                    209,479    169,081
Net realized (losses) gains on           (18,819)   11,924
investments
Other income                             50,895     38,611
Total revenues                           1,352,808  1,245,200

Benefits and expenses
Benefits to policyholders:
    Traditional life insurance           249,455    143,701
    Interest sensitive and investment    67,834     69,081
products
    Accident and health claims           560,114    622,439
                                         877,403    835,221
Policyholder dividends                   -          2,390
   Amortization of deferred policy       37,901     30,475
acquisition costs
   Insurance commissions                 97,233     77,906
   General and administrative expenses   247,465    235,337
   Total benefits and expenses           1,260,002  1,181,329

Income before income taxes               92,806     63,871


Income tax expense (benefit)
Current                                  32,174     8,737
Deferred                                 (3,213)    11,299
                                         28,961     20,036
Net income                               63,845     43,835

   Other comprehensive income (loss):
   Unrealized gain (loss) on investments 14,091     (96,307)
   Comprehensive income (loss)           $          $
                                        77,936     (52,472)
                    See accompanying notes.

              FORTIS BENEFITS INSURANCE COMPANY
        STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       (In thousands)
                         (Unaudited)
                                          Three Months Ended
                                            September  30,
                                            2000      1999
   Revenues
Insurance operations:
Traditional life insurance premiums      $111,161   $ 66,365
Interest sensitive and investment
product policy charges                   27,213     23,859
Accident and health insurance premiums   236,318    253,325
                                         374,692    343,549
Net investment income                    68,229     57,692
Net realized losses on investments       (14,030)   (145)
Other income                             17,622     13,162
Total revenues                           446,513    414,258

Benefits and expenses
Benefits to policyholders:
    Traditional life insurance           89,009     46,405
     Interest sensitive and investment   22,791     23,745
products
     Accident and health claims          178,196    207,630
                                         289,996    277,780
Policyholder dividends                   -          664
   Amortization of deferred policy       6,853      12,221
acquisition costs
   Insurance commissions                 32,961     27,035
   General and administrative expenses   84,633     69,387
   Total benefits and expenses           414,443    387,087

Income before income taxes               32,070     27,171

Income tax expense (benefit)
Current                                  8,246      (674)
Deferred                                 304        8,810
                                         8,550      8,136
Net income                               23,520     19,035

   Other comprehensive income (loss):
   Unrealized gain (loss) on investments 30,032     (25,224)
   Comprehensive income (loss)            $  53,552 $
                                                  (6,189)
                     See accompanying notes.
              FORTIS BENEFITS INSURANCE COMPANY
                   STATEMENT OF CASH FLOWS
                       (In thousands)
                         (Unaudited)
                                                      Nine Months Ended
                                                              September 30,
                                              2000       1999
Operating activities
Net income                                 $           $
                                          63,845      43,835
Adjustments to reconcile net income to net
cash provided by operating activities:
Increase in future policy benefit reserves 98,922      63,995
(Decrease) increase in other policy claims
and benefits and policyholder dividends    (21,753)    15,305
payable
Provision for deferred federal income taxes(3,213)     11,299
Increase in income taxes payable           8,502       936
Amortization of deferred policy acquisition37,901      31,352
costs
Policy acquisition costs deferred          (64,209)    (68,444)
Provision for depreciation                 8,483       6,112
Amortization of investment  premiums, net  1,649       (1,699)
Change in uncollected premiums, accrued
investment income, reinsurance
recoverable, other receivables, other      (86,336)    7,265
assets, accrued expenses, and other
liabilities
Net realized losses (gains) on investments 18,819      (11,924)
Net cash provided by operating activities  62,610      98,032

Investing activities
Purchases of fixed maturity investments    (1,156,940  (1,244,672
                                          )           )
Sales or maturity of fixed maturity        1,276,824   1,270,319
investments
Decrease (increase) in short-term          65,741      (9,907)
investments
Purchases of other investments             (184,287)   (265,668)
Sales or maturities of other investments   98,597      205,698
Purchase of property and equipment         (5,010)     (908)
Net cash provided by (used in) investing   94,925      (45,138)
activities

Financing activities
Activities related to investment products:
Considerations received                    178,889     185,164
Surrenders and death benefits              (378,797)   (304,791)
Interest credited to policyholders         25,253      30,291
Dividend                                   (49,286)    -
Net cash used in financing activities      (223,941)   (89,336)
Decrease in cash and cash equivalents      (66,406)    (36,442)
Cash and cash equivalents at beginning of  18,670      668
year
Cash and cash equivalents at end of period $           $
                                          (47,736)    (35,774)

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 2000
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 2000 and the related statement of income for the nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

Income tax payments for the nine months ended September 30, 2000 and September 30, 1999 were $23,672,000 and $7,800,000, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 2000, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-
for   sale  were  as  follows  at  September  30,  2000  (in
thousands):


                                 Gross     Gross
                     Amortized UnrealizedUnrealized   Fair
                        Cost      Gain      Loss     Value

Fixed Income
Securities:
Governments          $          $  2,156   $  1,575   $
                    396,006                        396,587
Public utilities     232,514    484        7,451      216,547
Industrial and
miscellaneous        1,800,928  6,811      67,757     1,739,9822
Other                232,171    1,549      3,193      230,527
Total                2,652,619  11,000     79,976     2,583,643
Equity securities    91,078     7,575      4,761      93,892
                     $2,743,697 $18,575    $84,737    $2,677,535




FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 2000
(unaudited)


The amortized cost and fair value in fixed maturities at September 30, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized    Fair
                                            Cost     Value

Due in one year or less                  $          $
                                        138,736    138,405
Due after one year through five years    596,559    588,201
Due after five years through ten years   852,683    829,639
Due after ten years                      1,064,641  1,027,398
   Total                                 $2,652,619 $2,583,643


Proceeds from sales and maturities of investments in fixed maturities in the nine-month period ended September 30, 2000 and September 30, 1999 were $1,276,824,000 and
$1,270,319,000 respectively. Gross gains of $7,311,000 and $10,925,000 and gross losses of $39,269,000 and $14,986,000 were realized on sales during the nine month period ended September 30, 2000 and 1999, respectively.

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



 .
FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements
September 30, 2000
(unaudited)


Net  Investment  Income  and  Realized  Gains  (Losses)   on
Investments: Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows (in thousands):


                                                           Realized
(Loss)Gain                                     Investment    Income
on Investments
                               2000       1999      2000       1999
Fixed maturities           $145,869     $118,381   $ (31,958) $ (4,061)
Preferred stocks           -            7          -          3
Common stocks              11,043       5,116      3,369      15,969
Mortgage loans on real     50,909       41,178     -          -
estate
Policy loans               4,874        3,896      -          -
Short-term investments     442          612        -          -
Real estate and other      1,265        4,201      9,770      13
investments
                           214,402      173,391    $ (18,819) $11,924
Expenses                   4,923        4,310
                           $209,479     $169,081























              Fortis Benefits Insurance Company

 Management's Discussion and Analysis of Financial Condition
  and Results of Operations September 30, 2000 Compared to
                     September 30, 1999

Revenues
The Company's major products are group disability and dental, group medical, group life, and annuity and individual life insurance coverages sold through a network of independent agents and brokers. In the fourth quarter of 1999, the Company assumed a block of business from an affiliated company, United Family Life Insurance Company. This assumed business is primarily pre-need life insurance designed to pre-fund funeral expenses and is sold as individual and group life and annuity products. Pre-need business represents $112 million in gross premium in the three-quarters of 2000. For the nine months ended September 30, group disability and dental, group medical, group life, pre-need, and annuity and individual life represented 39%, 25%, 18%, 10% and 8%, respectively of premium in 2000 and 40%, 33%, 19%, 0% and 8% respectively in 1999.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2000 and 1999 resulted in recognition of realized gains and losses upon sales of securities. The Company had net capital losses from fixed income investments of $31 million for the first nine months of 2000 as compared to net capital losses of $4 million for the same period in 1999.

Benefits
The total year-to-date policyholder benefit to premium ratio
decreased  to  79%  in 2000 from 81%  in  1999.   The  group
disability and dental, group medical, group life, pre-need, and annuity and individual life benefit to premium ratios for the nine months ended September 30, were 82%, 74%, 69%, 100% and 79% respectively in 2000 and 84%, 82%, 72%, 0% and
97%  respectively  in  1999.   Group  long  term  disability
continues  to  see  an increase in claim terminations.   The
group medical business experienced a lower premium to benefit ratio due to rate increases and better management of claims. Group life had improved mortality in 2000. The pre-need business did not exist at the end of the third quarter 1999 as it was assumed from an affiliated Company during the last quarter of 1999. The annuity and individual life business experienced strong market performance in addition to lower interest crediting on the Company's interest sensitive and investment products.

Expenses
Commission  rates have increased from the  levels  in  1999.
This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio decreased to 22.0% in the third quarter of 2000 from 23% in 1999. Lower general administrative expenses relative to premium associated with the newly assumed pre-need business is partially responsible for the decrease. General cost monitoring and efficiencies accounts for the remainder of the decrease. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

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

As of December 20, 1999, 100% of the computer system lines of code that had been identified were renovated and tested and were ready for year 2000. Although there have been several minor matters, as of September 30, 2000, no significant disruptions resulting from the century date change have been detected. The Company will continue to monitor the status of and exposure to any potential Year 2000 issues.

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

The Company's fixed maturity investments consisted of 98% investment grade bonds as of September 30, 2000 and the Company does not expect this percentage to change significantly in the future.







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

Date:  November 14, 2000

/s/ Larry Cains

Larry Cains
Controller and Treasurer
(on behalf of the Registrant and as its principal financial and chief accounting officer)