Form 10-K405
period 2000-12-31
FORTIS BENEFITS INSURANCE CO
filed 2001-03-29
CIK 823533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       FOR THE FISCAL YEAR ENDED:
           DECEMBER 31, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM:              COMMISSION FILE NUMBER:
                                                         33-63799

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

                                     PART I

ITEM 1.  BUSINESS

    "Fortis Benefits/Fortis Financial Group Member" on page 8, and Further Information About Fortis Benefits" on pages 19 through 22 of the prospectus attached hereto as Exhibit No. 99 are incorporated herein.

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

ITEM 2.  PROPERTIES

     As part of the reinsurance and administration contracts with Hartford L&A discussed in Item 1 above, Fortis Benefits has agreed to sell to Hartford L&A the building it owns in Woodbury, Minnesota. As part of the transaction approximately 500 Fortis Benefits employees will be terminated and become employees of Hartford L&A. After the closing of this transaction Fortis Benefits will have approximately 1500 employees. Fortis Benefits has its principal offices in Kansas City, Missouri. Fortis Benefits leases a portion of that building consisting of 297,000 square feet. Fortis Benefits occupies approximately 70% of its building, which it expects will be adequate for its purposes for the foreseeable future. In addition Fortis Benefits has several regional claims and sales offices throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    "Selected Financial Data" from page 20 of the prospectus attached hereto as Exhibit No. 99, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 22 of the prospectus attached hereto as Exhibit No. 99 is incorporated herein by reference.

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

         Previously reported in Form 8-K filed June 1, 2000, File No. 33-63799.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth is information concerning the Company's directors and executive officers, to the extent responsible for its variable annuity operations, together with their business experience and principal occupations for the past five years:



OFFICER-DIRECTORS
Dean C. Kopperud, 48        Executive Vice-President (President - FFG)
Director since 1995
Robert Brian Pollock, 46    President and Chief Executive Officer;
Director Since 1988
Michael John Peninger, 46   Executive Vice President-(President-Group
Director since 1998         Nonmedical)
OTHER DIRECTORS
J. Kerry Clayton, 55        Chairman and Chief Executive Officer of Fortis, Inc.
Chairman of the Board       Before then President and Chief Operating Officer of
since 2000                  Fortis, Inc.;
Arie Aristide Fakkert, 57   General Manager of Fortis International N.V.
Director Since 1987
Alan W. Feagin              Executive Vice President (President-Fortis Family)
Director since 1998
EXECUTIVE OFFICERS
Rhonda Schwartz, 42         Senior Vice President and General Counsel--Life and
                            Investment Products; before then secretary and
                            General Counsel of Fortis Inc.
Jon H. Nicholson, 51        Senior Vice President--Custom Solutions Group.
Peggy L. Ettestad, 43       Senior Vice President--Life Operations; before that
                            Vice President of General Electric Company.
Melinda S. Urion, 47        Senior Vice President--Chief Financial Officer since
                            1997; before then Senior Vice President--Finance &
                            CFO of American Express Financial Corporation.
Dickson W. Lewis, 52        Senior Vice President--Distribution and Marketing
                            since 1997; before then President of
                            Hedstrom/Blessing Marketing.

    Fortis Benefits' officers serve at the pleasure of the board of directors, and members of the board serve without compensation (except for expenses of attending board meetings), until their successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

    Set forth below is certain information concerning the compensation of the executive officers of Fortis Benefits.

                           SUMMARY COMPENSATION TABLE



----------------------------------------------------------------------------------------------------------------------------------
                                                           ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION                  YEAR     SALARY       BONUS    OTHER ANNUAL   RIGHTS AWARDED/     LTIP     ALL OTHER
                                                                            COMPENSATION   APPRECIATION      PAYOUTS  COMPENSATION
                                                                                           RIGHTS PLAN
----------------------------------------------------------------------------------------------------------------------------------
ROBERT B. POLLOCK                             2000        0          0           0             0               0           0
  President and Chief Executive Officer       1999        0          0                         0               0           0
                                              1998     300,000    126,225                      0               0        16,436
----------------------------------------------------------------------------------------------------------------------------------
MICHAEL JOHN PENINGER                         2000     300,000    177,375        0            9888             0        15,300
  Executive Vice President                    1999     275,000     82,225                                      0        15,438
  (President Group Non-Medical)               1998     230,000     78,000                                      0        15,144
----------------------------------------------------------------------------------------------------------------------------------
FRANCIS J. GUTHRIE                            2000     270,400    128,856        0            4457             0        15,583
  Executive Vice President                    1999     260,000     88,125                                      0        23,286
                                              1998     250,000     91,650                                      0        19,290
----------------------------------------------------------------------------------------------------------------------------------
MARK BOHEN                                    2000     218,400     88,670        0            1800             0        12,036
  Senior Vice President                       1999     208,000     68,465                                      0         4,455
                                              1998     200,000       0                                         0           0
----------------------------------------------------------------------------------------------------------------------------------
SYLVIA WAGNER                                 2000     197,000     90,343        0            2169             0        15,456
  Senior Vice President                       1999     188,000     62,100                                      0        14,171
                                              1998     180,000     61,965                                      0        13,586
----------------------------------------------------------------------------------------------------------------------------------



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

                                                                            Exercisable/                     Exercisable/
Name                       Rights Exercised         Value Realized          Unexercisable                    Unexercisable
------------------------------------------------------------------------------------------------------------------------------------

Robert B. Pollock                 0                        0                      0/0                             0/0
------------------------------------------------------------------------------------------------------------------------------------

Michael J. Peninger               0                        0                   0/8682(a)                         0/*(a)
                                                                               0/1206(b)                         0/*(b)
------------------------------------------------------------------------------------------------------------------------------------


Francis J. Guthrie                0                        0                   0/3913(a)                         0/*(a)
                                                                                0/544(b)                         0/*(b)
------------------------------------------------------------------------------------------------------------------------------------

Mark Bohen                        0                        0                   0/1580(a)                         0/*(a)
                                                                                0/220(b)                         0/*(b)
------------------------------------------------------------------------------------------------------------------------------------

Sylvia Wagner                     0                        0                   0/1904(a)                         0/*(a)
                                                                                0/265(b)                         0/*(b)
------------------------------------------------------------------------------------------------------------------------------------





(a)      Rights related to Fortis Benefits Insurance Company
(b)      Rights related to Fortis, Inc.
*        Not available at this time

                 Appreciation Rights Grants in Last Fiscal Year


                                                                                                         Potential
                                                                                                         Realizable Value at
                                                                                                         Assumed Annual
                                                                                                         Rates of Right Price
                                                                                                         Appreciation
                                                                                                         for Option Term (b)
                                                                                                         -------------------

                                                       INDIVIDUAL GRANTS

------------------------------------------------------------------------------------------------------------------------------

                           APPRECIATION         % OF TOTAL RIGHTS
                           RIGHTS               GRANTED TO EMPLOYEES        STRIKE     EXPIRATION
NAME                       GRANTED (A)          IN FISCAL YEAR              PRICE        DATE              5%           10%
------------------------------------------------------------------------------------------------------------------------------

ROBERT B. POLLOCK               0                       0                        0             0              0             0
------------------------------------------------------------------------------------------------------------------------------

MICHAEL J. PENINGER          8682(c)                   35                  $ 62.20      12/31/10        $41,887       $127,33
                             1206(d)                   35                  $149.23      12/31/10        $13,960       $42,436
------------------------------------------------------------------------------------------------------------------------------

FRANCIS J. GUTHRIE           3913(c)                   16                  $ 62.20      12/31/10        $18,879       $57,390
                              544(d)                   16                  $149.23      12/31/10        $ 6,297       $19,142
------------------------------------------------------------------------------------------------------------------------------

MARK BOHEN                   1580(c)                    6                  $ 62.20      12/31/10        $ 7,623       $23,173
                              220(d)                    6                  $149.23      12/31/10        $ 2,547       $ 7,741
------------------------------------------------------------------------------------------------------------------------------

SYLVIA WAGNER                1904(c)                    8                  $ 62.20      12/31/10        $ 9,186       $27,925
                              265(d)                    8                  $149.23      12/31/10        $ 3,067       $ 9,325
------------------------------------------------------------------------------------------------------------------------------


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

                              PENSION PLAN TABLE*



                                                      YEARS OF SERVICE
                             ------------------------------------------------------------------
FINAL AVERAGE SALARY            10         15         20         25         30          35
---------------------------  ---------  ---------  ---------  ---------  ---------  -----------

$125,000...................    $14,846  $  22,269  $  29,692  $  37,115  $  44,538  $    51,961
 150,000...................     18,096     27,144     36,192     45,240     54,288       63,336
 175,000...................     21,346     32,019     42,692     53,365     64,038       74,711
 200,000...................     24,596     36,894     49,192     61,490     73,788       86,086
 225,000...................     27,846     41,769     55,692     69,615     83,538       97,461
 250,000...................     31,096     46,644     62,192     77,740     93,288      108,836
 275,000+..................     33,184     49,776     66,368     82,960     99,553      116,145

------------------------
* The table excludes social security benefits. In general, for the purposes of these plans, compensation includes salary and bonuses. The credited years of service with Fortis Benefits for these individuals named in the Summary Compensation Table above are as follows: 21, 16, 7, 2 and 26, respectively.

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

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of Fortis Benefits Insurance Company are included in Item 8:

      Reports of Independent Auditors

      Balance Sheets at December 31, 2000 and 1999

      Statements of Income for the years ended December 31, 2000, 1999, and 1998

      Statements of Changes in Shareholder's Equity for the years ended December 31, 2000, 1999, and 1998

      Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

         (b) Fortis Appreciation Incentive Rights Plan. (Filed as exhibit 10(b) to Fortis Benefits' Form 10-K filed on March 29, 2000, File No. 33-37576).

      24. Power of Attorney for J. Kerry Clayton (incorporated by reference from
      Exhibit 11 to Form S-6 registration statement of Fortis Benefits, File No. 33-73138 filed on December 17, 1993).

      99. Form of prospectus to be filed as part of Form S-2 Amended Registration Statement of Fortis Benefits.

(b)   Reports on Form 8-K filed in the fourth quarter of 2000

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

                                            FORTIS BENEFITS INSURANCE COMPANY
                                                        Registrant

March 27, 2001                  By              /s/ ROBERT B. POLLOCK
                                      -----------------------------------------
                                                 Robert B. Pollock,
                                                    PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

March 27, 2001                  By             /s/ LARRY M. CAINS
                                      -----------------------------------------
                                                  Larry M. Cains
                                                    Treasurer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of Fortis Benefits Insurance Company:

By*                                         Chairman of the       March 27, 2001
     -------------------------------------   Board
             J. Kerry Clayton

By           /s/ ROBERT B. POLLOCK          President and Chief   March 27, 2001
     -------------------------------------   Executive Officer
               Robert B. Pollock

By           /s/ DEAN C. KOPPERUD           Director              March 27, 2001
     -------------------------------------
               Dean C. Kopperud

By           /s/ MICHAEL J. PENINGER        Director              March 27, 2001
     -------------------------------------
               Michael J. Peninger

*By          /s/ ROBERT B. POLLOCK
     -------------------------------------
              Robert B. Pollock,
               ATTORNEY-IN-FACT