Form 10-Q
period 2001-03-31
FORTIS BENEFITS INSURANCE CO
filed 2001-05-15
CIK 823533

          SECURITIES AND EXCHANGE COMMISSION

          WASHINGTON, D.C. 20549

          FORM 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

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

          81-0170040
          (IRS Identification No.)

          2323 GRAND BOULEVARD KANSAS CITY, MO                    64108-2670
          (Address of principal executive offices)                 (Zip code)

          Registrant's telephone number, including area code: (816) 474-2345

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
          days.  Yes [X]     No [ ]

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands)

                                                                    MARCH 31,          DECEMBER 31,
                                                                      2001                  2000
                                                                  ----------------------------------
                                                                  (UNAUDITED)
ASSETS
Investments:
   Fixed maturities, at fair value (amortized
      cost 2001 -- $2,544,868; 2000 -- $2,543,040)                $  2,581,843          $  2,530,480
   Equity securities, at fair value (cost 2001--$107,078
      2000--$91,164)                                                   103,889                87,912
   Mortgage loans on real estate, less allowance for
      possible losses (2001 and 2000 -- $11,085)                       811,722               810,616
   Policy loans                                                        104,012               102,308
   Short-term investments                                              114,109               152,736
   Real estate and other investments                                    36,204                41,712
                                                                  ----------------------------------
                                                                     3,751,779             3,725,764

Cash and cash equivalents                                              (65,131)               13,209

Receivables:
   Uncollected premiums                                                 68,223                66,505
   Reinsurance recoverable on unpaid and paid losses                    73,602                64,182
   Other                                                                23,095                48,083
                                                                  ----------------------------------
                                                                       164,920               178,770

Accrued investment income                                               52,950                52,556
Deferred policy acquisition costs                                      485,448               473,761
Property and equipment at cost, less accumulated
   depreciation                                                         20,206                20,891
Federal income tax recoverable                                              --                 7,248
Deferred federal income taxes                                           10,726                33,825
Other assets                                                             1,802                 1,677
Due from affiliates                                                      4,176                    --
Assets held in separate accounts                                     4,475,197             5,184,083
                                                                  ----------------------------------
Total assets                                                      $  8,902,073          $  9,691,784
                                                                  ==================================

FORTIS BENEFITS INSURANCE COMPANY
RESERVES, LIABILITIES AND SHAREHOLDER'S EQUITY
(In thousands)

                                                                  MARCH 31, 2001        DECEMBER 31,
                                                                                            2000
                                                                  ----------------------------------
                                                                   (UNAUDITED)
   POLICY RESERVES, LIABILITIES AND SHAREHOLDERS' EQUITY
   Policy reserves and liabilities:
     Future policy benefit reserves:
      Traditional life insurance                                  $  1,190,056          $  1,170,612
      Interest sensitive and investment products                       946,319               970,591
      Accident and health                                            1,034,099             1,007,328
                                                                  ----------------------------------
                                                                     3,170,474             3,148,531
     Unearned revenues                                                  34,756                33,614
     Other policy claims and benefits payable                          236,710               240,677
     Policyholder dividends payable                                      7,115                 7,438
                                                                  ----------------------------------
                                                                     3,449,055             3,430,260

     Accrued expense                                                    64,585                69,476
     Current income taxes payable                                        5,533                    --
     Other liabilities                                                  39,510               181,633
     Deferred gain on LTC sale                                          15,101                15,919
     Due to affiliates                                                      --                 4,497
     Liabilities related to separate accounts                        4,453,810             5,159,275
                                                                  ----------------------------------
  Total policy reserves and liabilities                              8,027,594             8,861,060

 Shareholder's equity:
   Common Stock, $5 par value:
     Authorized, issued and outstanding shares - 1,000,000               5,000                 5,000
   Additional paid-in capital                                          468,000               468,000
   Retained earnings                                                   381,495               366,643
   Unrealized gain (loss) on available-for-sale
      securities (net of deferred taxes 2001 --
      $11,838; 2000 -- $(4,921))                                        21,998                (9,129)
   Unrealized (loss) gain on assets held in separate
      accounts (net of deferred taxes 2001 -- $(1,085);
      2000 -- $113)                                                     (2,014)                  210
                                                                  ----------------------------------
Total shareholder's equity                                             874,479               830,724

                                                                  ----------------------------------
Total policy reserves, liabilities and shareholder's equity       $  8,902,073          $  9,691,784
                                                                  ==================================

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       2001                2000
                                                                    ------------------------------
                                                                             (Unaudited)
REVENUES
Insurance operations:
  Traditional life insurance premiums                               $  116,753          $  101,715
  Interest sensitive and investment product policy charges
                                                                        40,240              39,948
  Accident and health insurance premiums                               242,838             239,290
                                                                    ------------------------------
                                                                       399,831             380,953
Net investment income                                                   67,738              72,039
Net realized gains (losses) on investments                               1,470             (11,548)
Other income                                                             3,309               2,065
                                                                    ------------------------------
Total revenues                                                         472,348             443,509

BENEFITS AND EXPENSES
Benefits to policyholders:
    Traditional life insurance                                         100,734              83,004
    Interest sensitive and investment products                          26,150              23,319
    Accident and health claims                                         191,612             187,401
                                                                    ------------------------------
                                                                       318,496             293,724
Policyholder dividends                                                     543                 441
Amortization of deferred policy acquisition costs                       18,884              10,576
Insurance commissions                                                   30,800              31,109
General and administrative expenses                                     81,800              90,127
                                                                    ------------------------------
Total benefits and expenses                                            450,523             425,977
                                                                    ------------------------------

Income before income taxes                                              21,825              17,532


Income tax expense (benefit)
Current                                                                   (564)             13,520
Deferred                                                                 7,537              (7,531)
                                                                    ------------------------------
                                                                         6,973               5,989
                                                                    ------------------------------
Net income                                                              14,852              11,543
                                                                    ==============================

Other comprehensive income:
Unrealized gain on investments                                          28,903               5,479
                                                                    ------------------------------
Comprehensive income                                                $   43,755          $   17,022
                                                                    ==============================

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     2001                 2000
                                                                                  -------------------------------
OPERATING ACTIVITIES
Net income                                                                        $   14,852           $   11,543
Adjustments to reconcile net income to net cash used in operating activities:
     Increase in future policy benefit reserves                                       50,385               25,850
     Decrease in other policy claims and benefits and policyholder
       dividends payable                                                              (4,290)              (7,910)
     Provision for deferred federal income taxes                                       7,537               (7,531)
     Increase in income taxes payable                                                 12,781                7,466
     Amortization of deferred policy acquisition costs                                18,884               10,576
     Policy acquisition costs deferred                                               (32,283)              (8,447)
     Provision for depreciation                                                          812                1,273
     Amortization of investment  premiums, net                                        (1,179)                (594)
     Amortization of gain on reinsurance transaction                                    (818)                  (5)
     Change in uncollected premiums, accrued investment income, reinsurance recoverable, other receivables, other assets,
       accrued expenses, and other liabilities                                      (141,215)             (75,773)
     Net realized (gains) losses on investments                                       (1,470)              11,548
                                                                                  -------------------------------
Net cash used in operating activities                                                (76,004)             (32,004)
                                                                                  -------------------------------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                             (400,213)            (422,661)
Sales or maturity of fixed maturity investments                                      401,326              447,363
Decrease in short-term investments                                                    38,627               15,527
Purchases of other investments                                                       (33,632)             (28,796)
Sales or maturities of other investments                                              20,125               17,577
(Purchase) or sale of property and equipment                                            (127)                  76
                                                                                  -------------------------------
Net cash provided by investing activities                                             26,106               29,086
                                                                                  -------------------------------

FINANCING ACTIVITIES
Activities related to investment products:
   Considerations received                                                            43,713               53,876
   Surrenders and death benefits                                                     (79,329)            (131,880)
   Interest credited to policyholders                                                  7,174                8,765
                                                                                  -------------------------------
Net cash used in financing activities                                                (28,442)             (69,239)
                                                                                  -------------------------------

Decrease in cash and cash equivalents                                                (78,340)             (72,157)
Cash and cash equivalents at beginning of year                                        13,209               18,670
                                                                                  -------------------------------
Cash and cash equivalents at end of period                                        $  (65,131)          $  (53,487)
                                                                                  ===============================

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements (in thousands)
March 31, 2001
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 2001 and the related statement of income for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000.

Income tax receipts were $13,346 and payments were $7,098 for the three months ended March 31, 2001 and March 31, 2000, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 2001, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at March 31, 2001:


                                                                  Gross             Gross
                                              Amortized        Unrealized         Unrealized             Fair
                                                Cost              Gain               Loss               Value
                                             -------------------------------------------------------------------
     Fixed Income Securities:
       Governments                           $  197,498          $ 5,581          $      303          $  202,776
       Public utilities                         201,680            5,607               2,922             204,365
       Industrial and miscellaneous
                                              1,933,839           55,299              30,788           1,958,350
       Other                                    211,851            5,018                 517             216,352
                                             -------------------------------------------------------------------
     Total                                    2,544,868           71,505              34,530           2,581,843
     Equity securities                          107,078            7,450              10,639             103,889
                                             -------------------------------------------------------------------
                                             $2,651,946          $78,955          $   45,169          $2,685,732
                                             ===================================================================

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements (in thousands)
March 31, 2001
(unaudited)

The amortized cost and fair value in fixed maturities at March 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized             Fair
                                                        Cost                Value
                                                     ------------------------------
     Due in one year or less                         $   87,885          $   88,368
     Due after one year through five years              567,926             582,206
     Due after five years through ten years             836,104             850,804
     Due after ten years                              1,052,953           1,060,465
                                                     ------------------------------
     Total                                           $2,544,868          $2,581,843
                                                     ==============================

Proceeds from sales of investments in fixed maturities in the three-month period ended March 31, 2001 and March 31, 2000 were $401,194 and $447,061 respectively. Gross gains of $13,650 and $1,696 and gross losses of $12,180 and $14,412 were realized on sales during the three month periods ended March 31, 2001 and 2000, respectively.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 37% of outstanding principal is concentrated in the states of New York, California and Florida. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements (in thousands)
March 31, 2001
(unaudited)

Net Investment Income and Realized Gains (Losses) on Investments: Major categories of net investment income and realized gains and losses on investments for the first three months of each year were as follows:

                                                                                     REALIZED GAIN (LOSS)
                                                    INVESTMENT INCOME                   ON INVESTMENTS
                                                  2001             2000             2001              2000
                                                --------         --------         --------          --------
     Fixed maturities                           $ 46,105         $ 50,297         $  1,470          $(12,716)
     Preferred stocks                                 22               --               --                --
     Common stocks                                 3,145            2,575               --             1,246
     Mortgage loans on real estate                17,455           16,109               --                66
     Policy loans                                  1,606            1,570               --                --
     Short-term investments                           74              115               --                --
     Real estate and other investments               947            2,923               --              (144)
                                                --------         --------         --------          --------
                                                  69,354           73,589         $  1,470          $(11,548)
                                                                                  ========          ========
     Expenses                                      1,616            1,550
                                                --------         --------
                                                $ 67,738         $ 72,039
                                                ========         ========

                        FORTIS BENEFITS INSURANCE COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS MARCH 31, 2001 COMPARED TO MARCH 31, 2000

REVENUES

Major products for Fortis Benefits Insurance Company (the "Company") are group disability and dental, group medical, group life, and annuity and individual life insurance coverages sold through a network of independent agents and brokers. For the three months ended March 31, group disability and dental, group medical, group life, pre-need, and annuity and individual life represented 40%, 23%, 18%, 11% and 8%, respectively of premium in 2001 and 38%, 26%, 18%, 10% and
8% respectively in 2000.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2001 and 2000 resulted in recognition of realized gains and losses upon sales of securities. The Company had net capital gains from fixed income investments of $1.5 million for the first three months of 2001 as compared to net capital losses of $12.7 million for the same period in 2000.

BENEFITS

The total year-to-date policyholder benefit to premium ratio remained flat at 80% for the first quarter 2001 and 2000. The group disability and dental, group medical, group life, pre-need, and annuity and individual life benefit to premium ratios for the three months ended March 31, were 81%, 77%, 80%, 102% and 81% respectively in 2001 and 82%, 77%, 72%, 105% and 82% respectively in 2000. Both group life and pre-need experienced unusually high mortality during the first quarter of 2001.

EXPENSES

Commission rates have decreased from the levels in 2000. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio decreased to 20.4% in the first quarter of 2001 from 24.5% in 2000. First quarter 2000 expenses included administrative system conversions and development and costs associated with increased sales activity. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

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

The Company's fixed maturity investments consisted of 96% investment grade bonds as of March 31, 2001 and the Company does not expect this percentage to change significantly in the future.

EVENTS SUBSEQUENT

On April 1, 2001, Fortis, Inc. completed the sale (the "Sale") of its Fortis Financial Group division (the "Division") to The Hartford Financial Services Group ("The Hartford"). The Division includes, among other blocks of business, certain individual life insurance policies (including variable universal life insurance policies) and all annuity contracts (collectively, the "Insurance Contracts") written by the Company. Certain of the Insurance Contracts permit investment in, among other investment options, various series of the Fortis Series Fund (the "Fund").

To effect the Sale as it relates to the Company, Hartford Life and Annuity Insurance Company ("Hartford Annuity"), an indirect wholly owned subsidiary of The Hartford, reinsured the Insurance Contracts on a 100% coinsurance basis and agreed to administer the Insurance Contracts going forward. The Sale also included Hartford Annuity's purchase of certain real and personal property owned by the Company and used in connection with the Division's business. Also as part of the Sale, Hartford Life and Accident Insurance Company purchased 100% of the outstanding stock of Fortis Advisers, Inc. ("Fortis Advisers"), which is the investment adviser for the Fund. The Sale also included 100% of the outstanding stock of Fortis Investors, Inc., which is a wholly owned subsidiary of Fortis Advisers and acts as principal distributor for the Fund. Fortis and the Company received in connection with the Sale aggregate cash consideration of approximately $1.15 billion from The Hartford and its affiliates.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(B) REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K on February 8, 2001 to announce the agreement by Fortis, Inc. to sell the Fortis Financial Group to The Hartford as discussed above in "Events Subsequent."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)



/s/  Larry M. Cains
---------------------------------
Larry M. Cains
Controller and Treasurer

Date: May 14, 2001