Form 10-Q
period 2001-06-30
FORTIS BENEFITS INSURANCE CO
filed 2001-08-10
CIK 823533

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number 33-46620

                        FORTIS BENEFITS INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                 81-0170040
(State or other jurisdiction of                (IRS Identification No.)
 incorporation or organization)



   576 BIELENBERG DRIVE, WOODBURY, MN                    55125
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: 651-361-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No

                       FORTIS BENEFITS INSURANCE COMPANY
                                 BALANCE SHEETS
                       (In thousands, except share data)


                                                                 JUNE 30,       DECEMBER 31,
                                                                  2001              2000
                                                               -----------       -----------
                                                               (UNAUDITED)
ASSETS
Investments:
   Fixed maturities, at fair value (amortized
      Cost 2001--$2,372,090;  2000-- $2,543,040)               $ 2,378,822       $ 2,530,480
   Equity securities, at fair value (cost 2001--$142,309
     2000--$91,164)                                                140,351            87,912
   Mortgage loans on real estate, less allowance for
      possible losses (2001 and 2000--$11,085)                     712,280           810,616
   Policy loans                                                        499           102,308
   Short-term investments                                          112,049           152,736
   Real estate and other investments                                34,994            41,712
                                                               -----------       -----------
                                                                 3,378,995         3,725,764

Cash and cash equivalents                                              630            13,209

Receivables:
   Uncollected premiums                                             65,121            66,505
   Reinsurance recoverable on unpaid and paid losses             1,094,319            64,182
   Other                                                            36,671            48,083
                                                               -----------       -----------
                                                                 1,196,111           178,770

Accrued investment income                                           48,424            52,556
Deferred policy acquisition costs                                   46,219           473,761
Property and equipment at cost, less accumulated
   depreciation                                                      1,943            20,891
Federal income tax recoverable                                           -             7,248
Deferred federal income taxes                                      216,483            33,825
Other assets                                                         1,633             1,677
Due from affiliates                                                  9,858                 -
Assets held in separate accounts                                 4,696,692         5,184,083
                                                               -----------       -----------
Total assets                                                   $ 9,596,988       $ 9,691,784
                                                               ===========       ===========

                       FORTIS BENEFITS INSURANCE COMPANY
                                 BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2001            2000
                                                                    -----------      -----------
                                                                    (UNAUDITED)
POLICY RESERVES, LIABILITIES AND SHAREHOLDERS' EQUITY
Policy reserves and liabilities:
   Future policy benefit reserves:
    Traditional life insurance                                      $ 1,062,929      $ 1,170,612
    Interest sensitive and investment products                        1,058,259          970,591
    Accident and health                                               1,055,664        1,007,328
                                                                    -----------      -----------
                                                                      3,176,852        3,148,531
   Unearned revenues                                                     34,653           33,614
   Other policy claims and benefits payable                             229,790          240,677
   Policyholder dividends payable                                             -            7,438
                                                                    -----------      -----------
                                                                      3,441,295        3,430,260

   Accrued expense                                                       54,225           69,476
   Current income taxes payable                                         140,061                -
   Other liabilities                                                    102,981          181,633
   Deferred gain on reinsurance transactions                            395,636           15,919
   Due to affiliates                                                          -            4,497
   Liabilities related to separate accounts                           4,696,692        5,159,275
                                                                    -----------      -----------
Total policy reserves and liabilities                                 8,830,890        8,861,060

Shareholder's equity:
   Common stock, $5 par value:
     authorized, issued and outstanding shares - 1,000,000                5,000            5,000
   Additional paid-in capital                                           338,883          468,000
   Retained earnings                                                    419,114          366,644
   Unrealized gain (loss) on available-for-sale
      securities (net of deferred taxes 2001--
      $1,670--, 2000--$(4,921))                                           3,101           (9,130)
   Unrealized gain on assets held in separate
      accounts (net of deferred taxes 2000--$113)                             -              210
                                                                    -----------      -----------
Total shareholder's equity                                              766,098          830,724
                                                                    -----------      -----------
Total policy reserves, liabilities and shareholder's equity         $ 9,596,988      $ 9,691,784
                                                                    ===========      ===========


See accompanying notes.

                       FORTIS BENEFITS INSURANCE COMPANY
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (In thousands)
                                  (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ---------------------------
                                                                        2001             2000
                                                                     ----------       ----------
REVENUES
Insurance operations:
  Traditional life insurance premiums                                $  226,513       $  208,162
  Interest sensitive and investment product policy charges               41,551           79,002
  Accident and health insurance premiums                                494,891          476,487
                                                                     ----------       ----------
                                                                        762,955          763,561
Net investment income                                                   128,372          141,250
Net realized gains (losses) on investments                                2,500           (4,789)
Amortization of gains on reinsurance transactions                        17,521            1,256
Other income                                                              7,717            4,927
                                                                     ----------       ----------
Total revenues                                                          919,065          906,295

BENEFITS AND EXPENSES Benefits to policyholders:

  Traditional life insurance                                            186,266          160,446
  Interest sensitive and investment products                             27,186           45,043
  Accident and health claims                                            383,408          381,918
                                                                     ----------       ----------
                                                                        596,860          587,407
Policyholder dividends                                                      531                -
Amortization of deferred policy acquisition costs                        27,655           31,048
Insurance commissions                                                    69,200           64,272
General and administrative expenses                                     145,048          162,832
                                                                     ----------       ----------
Total benefits and expenses                                             839,294          845,559
                                                                     ----------       ----------
Income before income taxes                                               79,771           60,736
Income tax expense (benefit)
Current                                                                 146,805           23,928
Deferred                                                               (119,504)          (3,517)
                                                                     ----------       ----------
                                                                         27,301           20,411
                                                                     ----------       ----------
Net income                                                               52,470           40,325
                                                                     ----------       ----------
Other comprehensive income (loss):
Unrealized gain (loss) on investments                                    12,021          (15,941)
                                                                     ----------       ----------
Comprehensive income                                                 $   64,491       $   24,384
                                                                     ==========       ==========


See accompanying notes.

                        FORTIS BENEFITS INSURANCE COMPANY
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (In thousands)
                                  (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         -----------       ----------
REVENUES
Insurance operations:
  Traditional life insurance premiums                                    $   109,760       $  106,447
  Interest sensitive and investment product policy
    charges                                                                    1,311           39,055
  Accident and health insurance premiums                                     252,053          237,197
                                                                         -----------       ----------
                                                                             363,124          382,699
Net investment income                                                         60,634           69,211
Net realized gains on investments                                              1,030            6,759
Amortization of gains on reinsurance transactions                             16,679            1,256
Other income                                                                   5,251            2,861
                                                                         -----------       ----------
Total revenues                                                               446,718          462,786
BENEFITS AND EXPENSES Benefits to policyholders:
  Traditional life insurance                                                  85,532           77,442
  Interest sensitive and investment products                                   1,036           21,724
  Accident and health claims                                                 191,796          194,517
                                                                         -----------       ----------
                                                                             278,364          293,683
Policyholder dividends                                                           (12)            (441)
Amortization of deferred policy acquisition costs                              8,771           20,472
Insurance commissions                                                         38,400           33,163
General and administrative expenses                                           63,246           72,705
                                                                         -----------       ----------
Total benefits and expenses                                                  388,769          419,582
                                                                         -----------       ----------
Income before income taxes                                                    57,949           43,204
Income tax expense (benefit)
Current                                                                      147,369           10,408
Deferred                                                                    (127,040)           4,014
                                                                         -----------       ----------
                                                                              20,329           14,422
                                                                         -----------       ----------
Net income                                                                    37,620           28,782
                                                                         -----------       ----------
Other comprehensive loss:
Unrealized loss on investments                                               (16,882)         (21,420)
                                                                         -----------       ----------
Comprehensive income                                                     $    20,738       $    7,362
                                                                         ===========       ==========


See accompanying notes.

                       FORTIS BENEFITS INSURANCE COMPANY
                            STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ---------------------------
                                                                                 2001            2000
                                                                             ----------       ----------
OPERATING ACTIVITIES
Net income                                                                   $   52,470       $   40,325
Adjustments to reconcile net income to net cash used in operating activities:
     Increase in future policy benefit reserves                                  56,763           74,221
     Decrease in other policy claims and benefits and policyholder
       dividends payable                                                         (3,397)         (20,674)
     Provision for deferred federal income taxes                               (119,504)          (3,517)
     Increase in income taxes payable                                           147,309              231
     Amortization of deferred policy acquisition costs                           27,655           20,472
     Policy acquisition costs deferred                                          (43,420)         (46,358)
     Provision for depreciation                                                     860            7,461
     Amortization of investment  premiums, net                                     (254)              29
     Amortization of gain on reinsurance transactions                           (17,521)          (1,276)
     Change in uncollected premiums, accrued investment income, reinsurance recoverable, other receivables, other assets, unearned
       revenues, accrued expenses, and other liabilities                       (115,600)         (89,255)
     Net realized (gains) losses on investments                                  (2,500)           4,789
     Gain on sale of property and equipment                                      (2,782)               -
                                                                             ----------       ----------
Net cash used in operating activities                                           (19,921)         (13,552)
                                                                             ----------       ----------
INVESTING ACTIVITIES

Purchases of fixed maturity investments                                        (775,247)        (570,364)
Sales or maturity of fixed maturity investments                                 787,444          695,058
Decrease (increase) in short-term investments                                    40,687           (3,674)
Purchases of other investments                                                  (84,502)        (100,138)
Sales or maturities of other investments                                         48,137           84,024
Sales (purchase) of property and equipment                                       20,870           (4,826)
Cash (disbursed) received pursuant to reinsurance agreement                      (1,605)          17,591
                                                                             ----------       ----------
Net cash provided by investing activities                                        35,784          117,671
                                                                             ----------       ----------
FINANCING ACTIVITIES

Activities related to investment products:

   Considerations received                                                       43,713          120,965
   Surrenders and death benefits                                                (79,329)        (261,631)
   Interest credited to policyholders                                             7,174           17,177
   Dividend                                                                           -          (49,286)
                                                                             ----------       ----------
Net cash used in financing activities                                           (28,442)        (172,775)
                                                                             ----------       ----------
Decrease in cash and cash equivalents                                           (12,579)         (68,656)
Cash and cash equivalents at beginning of year                                   13,209           18,670
                                                                             ----------       ----------
Cash and cash equivalents at end of period                                   $      630       $  (49,986)
                                                                             ==========       ==========


See accompanying notes.

                       FORTIS BENEFITS INSURANCE COMPANY
                      STATEMENT OF CASH FLOWS (continued)
                                 (In thousands)
                                  (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                       -----------------------------
                                                                             2001           2000
                                                                       -------------    ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Assets and liabilities transferred in reinsurance transactions:
Non-cash Assets ceded:
   Compensation for ceded liabilities                                  $    (500,000)   $          -
   Fixed maturities                                                         (161,579)              -
   Other investments                                                        (196,987)              -
   Capital gains on assets transferred                                         4,988               -
   Other assets                                                              (19,597)           (157)
   Deferred acquisition costs                                               (441,555)        (20,829)
                                                                       -------------    ------------
Total value of assets ceded                                            $  (1,314,730)   $    (20,986)
                                                                       =============    ============
Non-cash liabilities ceded:
   Ceding commission                                                   $     500,000    $          -
   Future policy benefit reserves                                          1,049,136          15,086
   Claim liabilities                                                          14,928               7
   Unearned premium reserves                                                     241           7,641
   Separate accounts seed money liability                                    (21,387)              -
   Other liabilities                                                         (24,996)           (320)
   Proceeds reallocation                                                     198,750
                                                                       -------------    ------------
Total liabilities ceded                                                $   1,716,922    $     22,414
                                                                       =============    ============
Deemed dividend to parent                                              $    (198,750)   $          -
Deferred tax asset                                                            69,633
                                                                       -------------    ------------
Net deemed dividend to parent                                          $    (129,117)   $          -
                                                                       =============    ============

See accompanying notes.

                        FORTIS BENEFITS INSURANCE COMPANY
                  Notes to Financial Statements (in thousands)
                                  June 30, 2001
                                   (unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company (the "Company") contain all adjustments necessary to present fairly the balance sheet as of June 30, 2001 and the related statement of income for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

Income tax payments for the six months ended June 30, 2001 and June 30, 2000 were $504 and $23,697, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 2001, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at June 30, 2001:

                                                    Gross            Gross
                                   Amortized      Unrealized      Unrealized            Fair
                                      Cost           Gain            Loss               Value
                                 ------------    ------------    -------------     --------------
Fixed Income Securities:
  Governments                    $    221,547    $      3,686    $       1,456     $      223,777
  Public utilities                    176,023           2,943            3,572            175,394
  Industrial and miscellaneous      1,742,375          37,704           34,532          1,745,547
  Other                               232,145           3,300            1,341            234,104
                                 ------------    ------------    -------------     --------------
Total                               2,372,090          47,633           40,901          2,378,822
Equity securities                     142,309           8,934           10,892            140,351
                                 ------------    ------------    -------------     --------------
                                 $  2,514,399    $     56,567    $      51,793     $    2,519,173
                                 ============    ============    =============     ==============

                       FORTIS BENEFITS INSURANCE COMPANY
                  Notes to Financial Statements (in thousands)
                                 June 30, 2001
                                  (unaudited)

The amortized cost and fair value in fixed maturities at June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized         Fair
                                                    Cost           Value
                                              -------------    -------------
 Due in one year or less                      $      81,880    $      82,789
 Due after one year through five years              484,073          495,132
 Due after five years through ten years             839,488          835,258
 Due after ten years                                966,649          965,643
                                              -------------    -------------
 Total                                        $   2,372,090    $   2,378,822
                                              =============    =============

Proceeds from sales of investments in fixed maturities in the six-month period ended June 30, 2001 and June 30, 2000 were $787,444 and $695,058 respectively. Gross gains of $23,329 and $3,212 and gross losses of $23,997 and $20,542 were realized on sales during the six month periods ended June 30, 2001 and 2000, respectively.

Mortgage Loans: The Company has issued commercial mortgage loans on properties located throughout the country. Currently, approximately 36% of outstanding principal are concentrated in the states of New York, California and Florida. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

Disposal of Fortis Financial Group (the "Division"): On April 1, 2001, Fortis, Inc. completed the sale (the "Sale") of its Division to The Hartford Financial Services Group ("Hartford") for $1.12 billion. The Division includes, among other blocks of business, certain individual life insurance policies (including variable universal life insurance policies) and all annuity contracts (collectively, the "Insurance Contracts") written by the Company and some of its affiliates.

                       FORTIS BENEFITS INSURANCE COMPANY
                  Notes to Financial Statements (in thousands)
                                 June 30, 2001
                                  (unaudited)

To effect the Sale as it relates to the Company, Hartford reinsured the Insurance Contracts on a 100% coinsurance basis, with the variable products on a modified coinsurance basis, and agreed to administer the Insurance Contracts prospectively. The Company received $500 million as part of the reinsurance agreement. The Sale also included Hartford's purchase of certain real and personal property owned by the Company and used in connection with the Division's business for which the Company received $21 million.

The $1.12 billion purchase price was reallocated amongst the Company and other affiliates involved in the sale. The Sale resulted in a pre-tax deferred gain of approximately $400 million for the Company. The deferred gain will be amortized at the rate that earnings from the business sold would have been expected to emerge. Amortization of approximately $16 million has been included in income as of June 30, 2001. The Company ceded $173,255 of premiums and $1,016,207 of reserves to Hartford as of June 30, 2001.

Net Investment Income and Realized Gains (Losses) on Investments: Major categories of net investment income and realized gains and losses on investments for the first six months of each year were as follows:

                                                                                  REALIZED GAIN(LOSS)
                                                       INVESTMENT INCOME             ON INVESTMENTS
                                                 --------------------------     --------------------------
                                                     2001           2000            2001            2000
                                                 -----------    -----------     ----------     -----------
Fixed maturities                                 $    89,264    $    99,296     $     (668)    $   (17,330)
Preferred stocks                                         788              -             51               -
Common stocks                                          6,207          7,347              -           2,771
Mortgage loans on real estate                         33,310         33,164              -               -
Policy loans                                           1,616          3,272              -               -
Short-term investments                                   194            230              -               -
Real estate and other investments                       (257)         1,042          3,117           9,770
                                                 -----------    -----------     ----------     -----------
                                                     131,122        144,351     $    2,500     $    (4,789)
                                                                                ----------     -----------
Expenses                                               2,750          3,101
                                                 -----------    -----------
                                                 $   128,372    $   141,250
                                                 ===========    ===========

                        FORTIS BENEFITS INSURANCE COMPANY
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS JUNE 30, 2001 COMPARED TO JUNE 30, 2000

REVENUES

Fortis Benefits Insurance Company (the "Company") distributes its products through a network of independent agents and brokers. The major products offered are group disability, group dental, group medical, group life, and pre-need annuity and life coverages. The Company also offers fixed annuity, traditional individual life, interest sensitive life, and variable annuity and life insurance coverages (referred to herein as "Investment Products"). Strong sales in the pre-need, group dental, group disability and group life lines resulted in an increase of premium from six months ended June 30, 2000 to 2001 respectively of 21%, 12%, 5% and 5%. Rate increases in the group medical line resulted in a 5% premium decrease due to non-renewal of existing business and lower new sales. On April 1, 2001, the Company entered into a coinsurance agreement with Hartford Financial Services Group whereby the Company ceded the Investment Product block of business to the Hartford. This reinsurance agreement resulted in a 46% decrease in the revenues derived from these Investment Products for six months ended June 30, 2001 compared to six months ended June 30, 2000.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2001 and 2000 resulted in recognition of realized gains and losses upon sales of securities. The Company had net capital losses from fixed income investments of $0.6 million for the first six months of 2001 as compared to net capital losses of $17.3 million for the same period in 2000.

BENEFITS

The total year-to-date policyholder benefit to premium ratio remained constant at 80% during 2001 and 2000. The group disability, group dental, group medical, group life, pre-need, and Investment Product benefit to premium ratios for the six months ended June 30, were 85%, 74%, 77%, 76%, 96% and 82% respectively in 2001 and 88%, 73%, 77%, 67%, 101% and 78% respectively in 2000. Both group life and pre-need experienced unusually high mortality during the first half of 2001.

EXPENSES

Commission rates have increased from the levels in 2000. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio decreased to 19% in the second quarter of 2001 from 21% in 2000. Second quarter expenses relative to premium have decreased due to a shift in pre-need new business sales to a product requiring higher deferrable expenses. Offsetting these deferrable expenses are relatively flat costs associated with the group medical line where premiums have decreased slightly. These group medical expenses have not decreased relative to premium due to fixed costs remaining flat and an increase in compensation expenses offsetting decreases in other variable costs. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

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

LIQUIDITY AND CAPITAL RESOURCES

The market value of cash, short-term investments and publicly traded bonds and stocks is at least equal to all policyholder reserves and liabilities, net of reinsurance recoverable. The Company's portfolio is readily marketable and convertible to cash to a degree sufficient to provide for short-term needs. The Company consistently monitors its liability durations and invests assets accordingly. The Company has no material commitments or off-balance sheet financing arrangements, which would reduce sources of funds in the upcoming year.

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

The Company's fixed maturity investments consisted of 96% investment grade bonds as of June 30, 2001 and the Company does not expect this percentage to change significantly in the future.

EVENTS SUBSEQUENT

Effective as of July 1, 2001, Fortis Benefits Insurance Company, a Minnesota insurance company ("FBIC"), completed a merger in which Pierce National Life Insurance Company, a California insurance company ("PNL"), merged with and into FBIC (the "Merger"). Immediately prior to the Merger, both FBIC and PNL were indirect wholly owned subsidiaries of Fortis, Inc., a Nevada corporation and a holding company for certain insurance companies in the United States. The Merger was completed as part of an internal reorganization being effected by Fortis, Inc. with respect to certain of its life and health insurance companies.

As of March 31, 2001, PNL had statutory assets of approximately $811,889,000, statutory liabilities of approximately $731,010,000, and statutory surplus of approximately $80,879,000. The insurance regulatory authorities of the States of California and Minnesota approved the transaction.

On July 10, 2001, Fortis, Inc. agreed to purchase (the "Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase includes group dental, group life and group disability insurance products ("Insurance Products") as well as prepaid dental subsidiaries. Fortis Benefits Insurance Company will reinsure these Insurance Products on a 100% coinsurance basis and perform administration of such Insurance Products. The Company anticipates that the transaction can be completed in the fourth quarter of 2001, subject to customary closing conditions.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.       None

         b. A Form 8-K was filed April 16, 2001, wherein the sale of certain individual life insurance policies and annuity contracts were reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)

Date:    August 14, 2001

/s/ Larry Cains
--------------------------------------
   Larry Cains

Controller and Treasurer
(on behalf of the Registrant and as its principal financial and chief accounting officer)