Form 10-Q
period 2001-09-30
FORTIS BENEFITS INSURANCE CO
filed 2001-11-14
CIK 823533

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Registrant's telephone number, including area code: 651-361-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2001           2000
                                                            ---------------------------
                                                             (UNAUDITED)    (restated)
ASSETS
Investments:
   Fixed maturities, at fair value
      (amortized Cost 2001--$2,861,119; 2000--$3,258,446)    $ 2,913,606    $ 3,236,446
   Equity securities, at fair value
      (cost 2001--$149,163 2000--$91,164)                        140,555         88,014
   Mortgage loans on real estate, less allowance for
      possible losses (2001 and 2000--$11,085)                   668,815        856,213
   Policy loans                                                    9,898        111,594
   Short-term investments                                        534,255        171,351
   Real estate and other investments                              37,783         41,712
                                                             --------------------------
                                                               4,304,912      4,505,330

Cash and cash equivalents                                         92,270         17,084


Receivables:
   Uncollected premiums                                           63,757         68,182
   Reinsurance recoverable on unpaid and paid losses           1,123,855        105,097
   Other                                                          13,281         53,096
                                                             --------------------------
                                                               1,200,893        226,375

Accrued investment income                                         55,843         63,330
Deferred policy acquisition costs                                106,752        533,313
Property and equipment at cost, less accumulated
   depreciation                                                    1,809         20,893
Federal income tax recoverable                                        --          6,029
Deferred federal income taxes                                    201,282         45,779
Other assets                                                       3,074          3,543
Due from affiliates                                               24,313             --
Goodwill, less accumulated amortization
 (2001--$5,348; 2000--$4,195)                                     25,211         26,690
Assets held in separate accounts                               3,989,024      5,184,083
                                                             --------------------------
Total assets                                                 $10,005,383    $10,632,449
                                                             ==========================

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except per share amounts)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                  2001              2000
                                                               -----------------------------
                                                               (UNAUDITED)       (restated)
POLICY RESERVES, LIABILITIES AND SHAREHOLDERS' EQUITY
Policy reserves and liabilities:
  Future policy benefit reserves:
   Traditional life insurance                                  $  1,761,361     $  1,854,095
   Interest sensitive and investment products                     1,080,982        1,027,079
   Accident and health                                            1,083,976        1,007,789
                                                               -----------------------------
                                                                  3,926,319        3,888,963
  Unearned revenues                                                  35,733           35,132
  Other policy claims and benefits payable                          236,473          244,755
  Policyholder dividends payable                                      2,027            9,470
                                                               -----------------------------
                                                                  4,200,552        4,178,320

  Accrued expense                                                    76,224           76,041
  Current income taxes payable                                      160,906               --
  Dividends declared and payable                                    300,000           75,000
  Other liabilities                                                 189,002          128,965
  Deferred gain on LTC sale                                          13,922           15,919
  Deferred gain on FFG sale                                         363,400               --
  Due to affiliates                                                      --            7,883
  Liabilities related to separate accounts                        3,989,024        5,159,275
                                                               -----------------------------
 Total policy reserves and liabilities                            9,293,030        9,641,403

Shareholder's equity:
  Common stock, $5 par value:
    Authorized, issued and outstanding shares - 1,000,000             5,000            5,000
  Additional paid-in capital                                        516,640          645,757
  Retained earnings                                                 165,512          364,783
  Unrealized gain (loss) on available-for-sale
     Securities (net of deferred taxes 2001--
     $14,996; 2000--$(12,596))                                       27,850          (23,394)
  Unrealized gain on assets held in separate
     Accounts (net of deferred taxes 2000--$113)                         --              210
  Unrealized loss due to foreign currency exchange                   (2,649)          (1,310)
                                                               -----------------------------
Total shareholder's equity                                          712,353          991,046

                                                               -----------------------------
Total policy reserves, liabilities and shareholder's equity    $ 10,005,383     $ 10,632,449
                                                               =============================

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         2001            2000
                                                     ---------------------------
                                                                      (restated)
REVENUES
Insurance operations:
  Traditional life insurance premiums                $   376,069     $   369,734
  Interest sensitive and investment product
    policy charges                                        46,371         120,613
  Accident and health insurance premiums                 750,082         712,977
                                                     ---------------------------
                                                       1,172,522       1,203,324
Net investment income                                    228,140         247,951
Net realized gains (losses) on investments                 8,483         (22,093)
Amortization of gains on reinsurance transactions         33,883           2,207
Other income                                              12,492           8,632
                                                     ---------------------------
Total revenues                                         1,455,520       1,440,021

BENEFITS AND EXPENSES
Benefits to policyholders:
  Traditional life insurance                             317,292         302,776
  Interest sensitive and investment products              35,385          70,418
  Accident and health claims                             574,773         560,176
                                                     ---------------------------
                                                         927,450         933,370
Policyholder dividends                                       875           2,081
Amortization of deferred policy acquisition costs         44,096          44,046
Insurance commissions                                    109,180         101,332
General and administrative expenses                      220,711         256,027
                                                     ---------------------------
Total benefits and expenses                            1,302,312       1,336,955
                                                     ---------------------------

Income before income taxes                               153,208         103,066

Income tax expense (benefit)
Current                                                  168,215          36,889
Deferred                                                (115,736)         (3,928)
                                                     ---------------------------
                                                          52,479          32,961
                                                     ---------------------------
Net income                                               100,729          70,105
                                                     ===========================

Other comprehensive income:
Unrealized gains on investments                           49,695          15,928
                                                     ---------------------------
Comprehensive income                                 $   150,424     $    86,033
                                                     ===========================

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         2001         2000
                                                      -----------------------
                                                                   (restated)
REVENUES
Insurance operations:
  Traditional life insurance premiums                 $  121,758   $  127,468
  Interest sensitive and investment product
    policy charges                                         3,290       41,611
  Accident and health insurance premiums                 255,065      236,378
                                                      -----------------------
                                                         380,113      405,457
Net investment income                                     73,500       81,194
Net realized gains (losses) on investments                10,132      (15,276)
Amortization of gains on reinsurance transactions         16,362          951
Other income                                               3,934        2,748
                                                      -----------------------
Total revenues                                           484,041      475,074

BENEFITS AND EXPENSES
Benefits to policyholders:
    Traditional life insurance                           100,581      105,017
    Interest sensitive and investment products             4,451       23,605
    Accident and health claims                           191,279      178,214
                                                      -----------------------
                                                         296,311      306,836
Policyholder dividends                                       116          165
Amortization of deferred policy acquisition costs         11,872        8,745
Insurance commissions                                     40,047       34,359
General and administrative expenses                       70,152       86,944
                                                      -----------------------
Total benefits and expenses                              418,498      437,049
                                                      -----------------------

Income before income taxes                                65,543       38,025

Income tax expense (benefit)
Current                                                   18,034       11,183
Deferred                                                   4,112         (411)
                                                      -----------------------
                                                          22,146       10,772
                                                      -----------------------
Net income                                                43,397       27,253
                                                      =======================

Other comprehensive income:
Unrealized gains on investments                           33,456       35,036
                                                      -----------------------
Comprehensive income                                  $   76,853   $   62,289
                                                      =======================


See accompanying notes

FORTIS BENEFITS INSURANCE COMPANY
STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                               2001             2000
                                                                           ----------------------------
                                                                                            (restated)
OPERATING ACTIVITIES
Net income                                                                 $   100,729      $    70,106
Adjustments to reconcile net income to net cash used in operations:
  Increase in future policy benefit reserves                                    65,798          114,669
  Decrease in other policy claims and benefits and policyholder
    dividends payable                                                             (797)         (21,746)
  Provision for deferred federal income taxes                                 (115,736)          (3,928)
  Increase in income taxes payable                                             166,935            2,584
  Amortization of deferred policy acquisition costs                             44,096           44,046
  Policy acquisition costs deferred                                            (61,395)         (88,738)
  Provision for depreciation, amortization of goodwill                           2,349            9,917
  Amortization of investment  premiums, net                                       (534)           3,818
  Amortization of gain on reinsurance transactions                             (33,883)          (2,207)
  Change in uncollected premiums, accrued investment income, reinsurance recoverable, other receivables, other assets, unearned
    revenues, accrued expenses, and other liabilities                           66,199         (102,458)
  Net realized (gains) losses on investments                                    (8,483)          22,093
  Gain on sale of property and equipment                                        (2,782)              --
                                                                           ----------------------------
Net cash provided in operating activities                                      222,496           48,156
                                                                           ----------------------------

INVESTING ACTIVITIES
Purchases of fixed maturity investments                                     (1,120,226)      (1,301,698)
Sales or maturity of fixed maturity investments                              1,363,064        1,441,188
(Increase) decrease in short-term investments                                 (362,904)          47,554
Purchases of other investments                                                (280,301)        (184,287)
Sales or maturities of other investments                                       333,399           98,597
Sales (purchases) of property and equipment                                     20,670           (5,010)
Cash (disbursed) received pursuant to reinsurance agreement                     (1,605)          17,591
                                                                           ----------------------------
Net cash (used) provided by investing activities                               (47,903)         113,935
                                                                           ----------------------------

FINANCING ACTIVITIES
Activities related to investment products:
  Considerations received                                                       43,713          178,889
  Surrenders and death benefits                                                (79,329)        (378,797)
  Interest credited to policyholders                                             7,174           25,253
Dividend                                                                       (75,000)         (56,486)
Change in foreign exchange rate                                                  4,035            3,093
                                                                           ----------------------------
Net cash used in financing activities                                          (99,407)        (228,048)
                                                                           ----------------------------
Increase (decrease) in cash and cash equivalents                                75,186          (65,957)
Cash and cash equivalents at beginning of year                                  17,084           22,682
                                                                           ----------------------------
Cash and cash equivalents at end of period                                 $    92,270      $   (43,275)
                                                                           ============================

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENT OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        2001             2000
                                                                    ----------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Assets and liabilities transferred in reinsurance transactions:
Non-cash Assets ceded:
   Fixed maturities                                                 $  (161,579)              --
   Other investments                                                   (196,987)              --
   Capital gains on assets transferred                                      585               --
   Other assets                                                         (20,245)            (157)
   Deferred acquisition costs                                          (441,555)         (20,829)
                                                                    ----------------------------
Total value of assets ceded                                         $  (819,781)     $   (20,986)
                                                                    ============================

Non-cash liabilities ceded:
   Future policy benefit reserves                                   $ 1,049,136           15,086
   Claim liabilities and dividends payable                               14,928                7
   Unearned premium reserves                                                241            7,641
   Separate accounts seed money liability                               (21,387)              --
   Other liabilities                                                    (24,996)            (320)
   Proceeds reallocation                                                198,750
                                                                    ----------------------------
Total liabilities ceded                                             $ 1,216,672      $    22,414
                                                                    ============================

Deemed dividend to parent                                           $  (198,750)     $        --
Deferred tax asset                                                       69,633
                                                                    ----------------------------
Net deemed dividend to parent                                       $  (129,117)     $        --
                                                                    ============================

See accompanying notes.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements (in thousands)
September 30, 2001
(unaudited)

General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company (the "Company") contain all adjustments necessary to present fairly the balance sheet as of September 30, 2001 and the related statement of income for the nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

Income tax payments for the nine months ended September 30, 2001 and September 30, 2000 were $1,323 and $32,997, respectively.

The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 2001, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

The amortized cost and fair values of investments available-for sale were as follows at September 30, 2001:

                                                      Gross          Gross
                                      Amortized     Unrealized     Unrealized       Fair
                                         Cost          Gain           Loss          Value
                                     -------------------------------------------------------
  Fixed Income Securities:
    Governments                      $  270,602     $   10,357     $      372     $  280,587
    Public utilities                    214,276          8,788          3,488        219,576
    Industrial and miscellaneous      2,093,705         81,181         54,437      2,120,449
    Other                               282,536         10,763            305        292,994
                                     -------------------------------------------------------
  Total                               2,861,119        111,089         58,602      2,913,606
  Equity securities                     149,163          6,564         15,172        140,555
                                     -------------------------------------------------------
                                     $3,010,282     $  117,653     $   73,774     $3,054,161
                                     =======================================================

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements (in thousands)
September 30, 2001
(unaudited)


The amortized cost and fair value in fixed maturities at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized       Fair
                                                Cost          Value
                                             -------------------------
  Due in one year or less                    $  119,722     $  122,039
  Due after one year through five years         532,474        553,289
  Due after five years through ten years      1,034,540      1,042,480
  Due after ten years                         1,174,383      1,195,798
                                             -------------------------
  Total                                      $2,861,119     $2,913,606
                                             =========================

Proceeds from sales of investments in fixed maturities in the nine-month period ended September 30, 2001 and September 30, 2000 were $1,363,064 and $1,441,188 respectively. Gross gains of $33,882 and $8,615 and gross losses of $37,092 and $43,967 were realized on sales during the nine month periods ended September 30, 2001 and 2000, respectively.

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

Effective as of July 1, 2001, Fortis Benefits Insurance Company, a Minnesota insurance company ("FBIC"), completed a merger in which Pierce National Life Insurance Company, a California insurance company ("PNL"), merged with and into FBIC (the "Merger"). Immediately prior to the Merger, both FBIC and PNL were indirect wholly owned subsidiaries of Fortis, Inc., a Nevada corporation and a holding company for certain insurance companies in the United States. The Merger was completed as part of an internal reorganization being effected by Fortis, Inc. with respect to certain of its life and health insurance companies. The PNL business is primarily pre-need life insurance designed to pre-fund funeral expenses and is sold as individual life and annuity products. The transaction will be accounted for as a statutory merger. Prior periods amounts have been restated to reflect the merger.

FORTIS BENEFITS INSURANCE COMPANY
Notes to Financial Statements (in thousands)
September 30, 2001
(unaudited)


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

The $1.12 billion purchase price was reallocated amongst the Company and other affiliates involved in the sale. The Sale resulted in a pre-tax deferred gain of approximately $395 million for the Company. The deferred gain will be amortized at the rate that earnings from the business sold would have been expected to emerge. Amortization of approximately $32 million has been included in income as of September 30, 2001. The Company ceded $315,969 of premiums and $988,364 of reserves to Hartford as of September 30, 2001.


Net Investment Income and Realized Gains (Losses) on Investments: Major categories of net investment income and realized gains and losses on investments for the first nine months of each year were as follows:

                                                                      REALIZED GAIN(LOSS)
                                          INVESTMENT INCOME              ON INVESTMENTS
                                          2001          2000          2001           2000
                                        ----------------------------------------------------
  Fixed maturities                      $ 166,833     $ 180,957     $  (3,210)     $ (35,352)
  Preferred stocks                          1,784            --            61             --
  Common stocks                             9,658        12,134           815          3,369
  Mortgage loans on real estate            50,595        53,543         7,810             --
  Policy loans                              2,010         5,113            --             --
  Short-term investments                      846           502          (110)           120
  Real estate and other investments         1,219         1,325         3,117          9,770
                                        ----------------------------------------------------
                                          232,945       253,574     $   8,483      $ (22,093)
                                                                    ------------------------
  Expenses                                  4,805         5,623
                                        -----------------------
                                        $ 228,140     $ 247,951
                                        =======================

                        FORTIS BENEFITS INSURANCE COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000


REVENUES
On April 1, 2001, the Company entered into a coinsurance agreement with Hartford Financial Services Group whereby the Company ceded the Investment Product block of business to the Hartford. This reinsurance agreement resulted in a 66% decrease in the revenues derived from these Investment Products for nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

Fortis Benefits Insurance Company (the "Company") distributes its products through a network of independent agents and brokers. The major products offered are group disability, group dental, group medical, group life, and pre-need annuity and life coverages. Strong sales in the group dental, pre-need, group disability and group life lines resulted in an increase of premium from nine months ended September 30, 2000 to 2001 respectively of 12%, 7%, 4% and 2%. Rate increases in the group medical line resulted in a 5% premium decrease due to non-renewal of existing business and lower new sales.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2001 and 2000 resulted in recognition of realized gains and losses upon sales of securities. The Company had net capital losses from fixed income investments of $3.2 million for the first nine months of 2001 as compared to net capital losses of $35.3 million for the same period in 2000.


BENEFITS
The total year-to-date policyholder benefit to premium ratio increased from 77.5% to 79.1% from September 30, 2000 to September 30, 2001. The group disability, group dental, group medical, group life, pre-need, and Investment Product benefit to premium ratios for the nine months ended September 30, were 87%, 75%, 75%, 73%, 100% and 58% respectively in 2001 and 87%, 75%, 74%, 69%,
102% and 53% respectively in 2000. Both group life experienced unusually high mortality during the first nine months of 2001.


EXPENSES
Commission rates have increased from the levels in 2000. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio decreased to 19% in the third quarter of 2001 from 21% in 2000. Third quarter expenses relative to premium have decreased due to a shift in pre-need new business sales to a product requiring higher deferrable expenses. Offsetting these deferrable expenses are relatively flat costs associated with the group medical line where premiums have decreased slightly. These group medical expenses have not decreased relative to premium due to fixed costs remaining flat and an increase in compensation expenses offsetting decreases in other variable costs. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.


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

The Company's fixed maturity investments consisted of 97% investment grade bonds as of September 30, 2001 and the Company does not expect this percentage to change significantly in the future.


PURCHASE OF PROTECTIVE LIFE DENTAL BENEFITS DIVISION
On July 10, 2001, Fortis, Inc. agreed to purchase (the "Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase includes group dental, group life and group disability insurance products ("Insurance Products") as well as prepaid dental subsidiaries. The Company will reinsure these Insurance Products on a 100% coinsurance basis and perform administration of such Insurance Products. The Company anticipates that the transaction can be completed in the fourth quarter of 2001, subject to customary closing conditions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities


Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        a.  None

        b. A Form 8-K was filed on July 13, 2001 reporting that the Company completed a merger with Pierce National Life Insurance Company on July 1, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)

Date: November 13, 2001


/s/ Larry Cains
Larry Cains
Controller and Treasurer
(on behalf of the Registrant and as its
principal financial and chief accounting officer)