Form 10-K405
period 2001-12-31
FORTIS BENEFITS INSURANCE CO
filed 2002-03-29
CIK 823533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       FOR THE FISCAL YEAR ENDED:
           DECEMBER 31, 2001

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

                 Registrant's telephone number: (651) 361-4000

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

                                     PART I

ITEM 1.  BUSINESS

    Fortis Benefits is a Minnesota corporation founded in 1910. It is qualified to sell life insurance and annuity contracts in the District of Columbia and in all states except New York. Fortis Benefits is an indirectly wholly-owned subsidiary of Fortis, Inc., which is itself indirectly owned 50% by Fortis N.V. and 50% by Fortis. Fortis, Inc. manages the United States operations for these two companies.

    Fortis N.V. is a diversified financial services company headquartered in Utrecht, The Netherlands, where its insurance operations began in 1847. Fortis SA/NV is a diversified financial services company headquartered in Brussels, Belgium, where its insurance operations began in 1824. Fortis N.V. and Fortis SA/NV have merged their operating companies under the trade name of Fortis. The Fortis group of companies is active in insurance, banking and financial services, and real estate development in The Netherlands, Belgium, the United States, Western Europe, and the Pacific Rim.

    We offer and sell insurance products, including fixed and variable life insurance policies, fixed and variable annuity contracts, and group life, accident and health insurance policies. We market our products to small businesses and individuals through a national network of independent agents, brokers, and financial institutions.

    All of the guarantees and commitments under the contracts are general obligations of Fortis Benefits regardless of whether you have allocated the contract value to the Variable Account or to the fixed account. None of Fortis Benefits' affiliated companies has any legal obligation to back Fortis Benefits' obligations under the contracts.

    Effective April 1, 2001, Fortis Benefits contracted the administrative servicing obligations for the contracts to Hartford Life and Annuity Insurance Company ("Hartford L&A"), a subsidiary of The Hartford Financial Services Group ("Hartford"). Although Fortis Benefits remains responsible for all contract terms and conditions, Hartford L&A is responsible for servicing the contracts, including the payment of benefits, oversight of investment management (i.e., the Portfolios) and overall contract administration. This was part of a larger transaction whereby Hartford L&A reinsured all of the individual life insurance and annuity business of Fortis Benefits.

    Additionally, as part of the transaction, Hartford Life and Accident, another subsidiary of Hartford, purchased all of the stock of Fortis Advisers, Inc., the investment manager for the Portfolios and Fortis Investors, Inc., the principal underwriter of the contracts. The portfolios have subsequently entered into a new investment advisory agreement with a Hartford affiliate. Please refer in this regard to the prospectus for the available portfolios which accompanies this prospectus.

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

ITEM 2.  PROPERTIES

    Fortis Benefits has approximately 1500 employees. Fortis Benefits has its principal offices in Kansas City, Missouri. Fortis Benefits leases a portion of that building consisting of 297,000 square feet. Fortis Benefits occupies approximately 85% of its building, which it expects will be adequate for its purposes for the foreseeable future. Fortis Benefits also leases approximately 70,000 square feet of space in Birmingham, Alabama for the employees of its dental insurance division. In addition Fortis Benefits has several regional claims and sales offices throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in various lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On January 24, 2001 the shareholders consented to and approved the terms of a sale to Hartford Life, Inc. of substantially all of the assets and liabilities comprising the variable insurance and mutual fund division of the Company called the Fortis Financial Group.

    On March 1, 2001 the shareholders consented to and approved the merger of Pierce National Life Insurance Company into Fortis Benefits Insurance Company effective July 1, 2001.

    A shareholder meeting was held on April 30, 2001 to elect the current slate of directors of Fortis Benefits Insurance Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain financial data of Fortis Benefits. This summary has been derived in part from the financial statements of Fortis Benefits included elsewhere in this prospectus. You should read the following along with these financial statements.

                                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                    (IN THOUSANDS)                          2001      2000          1999          1998*         1997*
                    --------------                          ----      ----          ----          ----          ----
INCOME STATEMENT DATA
  Premiums and policy charges.........................$ 1,547,678  $ 1,604,244    $1,528,081    $1,333,258    $1,238,006
  Net investment income...............................    306,377      331,380       289,719       234,043       228,724
  Net realized gains (losses) on investment...........    (34,437)     (21,629)       18,854       52,404        41,101
  Other income........................................     13,161        9,607        11,663        11,183        36,458
                                                      -----------  -----------    ----------    ----------    ----------
     TOTAL REVENUES...................................$ 1,884,958  $ 1,928,602    $1,849,418    $1,630,888    $1,544,289
                                                      ===========  ===========    ==========    ==========    ==========
  Total benefits and expenses.........................$ 1,722,125  $ 1,791,172    $1,714,876    $1,538,604    $1,442,059
  Federal Income taxes................................     55,474       44,820        44,869        30,402        35,120
  Net income..........................................    107,359       92,610        89,673        61,882        67,110
BALANCE SHEET DATA
  Total assets........................................$10,025,352  $10,632,449    $9,610,139*   $7,578,055    $6,819,484
  Total liabilities...................................  9,304,557    9,641,403     8,760,587*    6,692,587     5,939,378
  Total shareholder's equity..........................    720,795      991,046       849,552*      885,468       880,106

-------------
*The Balance Sheet Data for 1999 and the Income Statement Data and Balance Sheet Data for 1998 and 1997 have not been restated to reflect the merger activity occurring in 2001. The remaining data for 1999 and 2000 have been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              2001 COMPARED TO 2000


On April 1, 2001, Fortis, Inc. completed the sale (the "Sale") of its Fortis Financial Group division (the "Division") to Hartford Life Insurance Company ("The Hartford"). The Division includes, among other blocks of business, certain individual life insurance policies and annuity contracts (collectively, the "Insurance Contracts") written by Fortis Benefits Insurance Company (the "Company").

To effect the Sale as it relates to the Company, The Hartford reinsured the Insurance Contracts on a 100% coinsurance basis (or a 100% modified coinsurance basis for some of the block) and agreed to administer the Insurance Contracts going forward. The Company received in connection with the Sale aggregate cash consideration of approximately $500 million from The Hartford. The reinsurance transaction resulted in a gain of $396 million which was deferred and will be amortized into income at the rate that earnings from the business sold would have been expected to emerge.

Effective as of July 1, 2001, Fortis Benefits Insurance Company, a Minnesota insurance company ("FBIC"), completed a statutory merger in which Pierce National Life Insurance Company, a California insurance company ("PNL"), merged with and into FBIC (the "Merger"). Immediately prior to the Merger, both FBIC and PNL were indirect wholly owned subsidiaries of Fortis, Inc., a Nevada corporation and a holding company for certain insurance companies in the United States. The Merger was completed as part of an internal reorganization being effected by Fortis, Inc. with respect to certain of its life and health insurance companies.

On December 31, 2001, the Company purchased (the "Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase includes group dental, group life and group disability insurance products ("Insurance Products"). The Company will reinsure these Insurance Products on a 100% coinsurance basis and perform administration of such Insurance Products. The Company paid $212 million for the business and recorded $143 million of goodwill in the transaction.

REVENUES

The sale of the Fortis Financial Group division resulted in a 82% decrease in the revenues derived from Investment Products for year ended December 31, 2001 compared to the year ended December 31, 2000.

The Company's major products are group disability and dental, group medical, group life, and pre-need annuity and life insurance coverages sold through a network of independent agents and brokers. Strong sales in the group dental, group disability and pre-need annuity and life lines resulted in an increase of premium from the year ended December 31, 2000 to December 31, 2001 of 10%, 3% and 9% respectively. Rate increases in the group medical line resulted in a 6% premium decrease due to non-renewal of existing business and lower new sales. During 2001, the Company began offering a new accidental death product through financial institutions. This business represents 4% of total accident and health premium.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Investment income decreased from $331 million in 2000 to $306 million in 2001 due to the Company's smaller invested asset base from the ceded Investment Product block of business. Changes in interest rates during 2001 and 2000 resulted in recognition of realized gains and losses upon sales of securities. The Company had less capital losses from fixed income investments in 2001 as compared to 2000. During 2001, the Company realized equity losses due to sales of certain equity security assets with underlying high yield bond investments.

BENEFITS

The total year-to-date policyholder benefit to premium ratio increased to 80% in 2001 from 78% in 2000. The group disability and dental, group medical, group life and pre-need benefit to premium ratios for the year ended December 31, were 82%, 75%, 72% and 103% respectively in 2001 and 82%, 74%, 67% and 106%
respectively in 2000. Group life experienced unusually high mortality during 2001.

EXPENSES

Commission rates have increased from the levels in 2000. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio decreased to 19% in 2001 from 22% in 2000. During 2000, the Company incurred project and system costs as well as new sales efforts resulting in unusually higher expenses over 2001. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

                             2000 COMPARED TO 1999

REVENUES

The Company's major products are group disability and dental, group medical, group life, and annuity and individual life insurance coverages sold through a network of independent agents and brokers. In the fourth quarter of 1999, the Company assumed a block of business from an affiliated Company, United Family Life Insurance Company. This assumed business is primarily pre-need life insurance designed to pre-fund funeral expenses and is sold as individual and group life and annuity products. Pre-need business represents $148 million and $36 million of gross premiums in 2000 and 1999 respectively. Group disability and dental, group medical, group life, annuity and individual life and pre-need represented 39%, 25%, 18%, 8% and 10%, respectively of premium in 2000 and 39%, 32%, 18%, 8% and 3% respectively in 1999. Rate increases in the group medical line resulted in non-renewal of existing business and lower new sales, which account for the decrease in premium from 1999 to 2000. Group medical sales began to recover during 2000.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Investment income increased from $239 million in 1999 to $280 million in 2000 due to the Company's larger invested asset base from the assumed pre-need business. Changes in interest rates during 2000 and 1999 resulted in recognition of realized gains and losses upon sales of securities. The Company had more capital losses from fixed income investments in 2000 as compared to 1999. During 1999, the Company decreased its common stock holdings as a result of investment portfolio realignment, which resulted in equity gains.

BENEFITS

The total year-to-date policyholder benefit to premium ratio decreased to 79% in 2000 from 80% in 1999. The group disability and dental, group medical, group life and pre-need benefit to premium ratios for the year ended December 31, were 82%, 74%, 67% and 98% respectively in 2000 and 83%, 80%, 70% and 87%
respectively in 1999. The group medical business experienced a lower benefit to premium ratio due to rate increases implemented in 1998 causing an increase in a higher quality base of business in 2000. Group life had improved mortality in 2000. The annuity line experienced lower interest credited due to the continued decline in the size of the fixed account block. The pre-need benefit to premium ratio at the end of 1999 represents one-quarter of business as it was assumed from an affiliated Company during the last quarter of 1999.

EXPENSES

Commission rates have decreased from the levels in 1999. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio increased slightly to 23% in 2000 up from 22% in 1999. Project and system costs as well as new sales efforts are the primary reason for this increase. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.


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

The Company's fixed maturity investments consisted of 97.5% investment grade bonds as of December 31, 2001 and the Company does not expect this percentage to change significantly in the future.

REGULATION

The Company is subject to the laws and regulations established by the Minnesota State Insurance Department governing insurance business conducted in Minnesota State. Periodic audits are conducted by the Minnesota Insurance Department related to the Company's compliance with these laws and regulations. To date, there have been no adverse findings regarding the Company's operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The matters set forth under the caption "Market Risk" in Management's Discussion and Analysis of Results of Operations (Item 7 of this report) are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    "FORTIS BENEFITS Financial Statements" attached hereto as Exhibit No. 99 are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



Robert Brian Pollock, 46    President and Chief Executive Officer;
Director since 1988
Michael John Peninger, 46   Executive Vice President-(President-Group
Director since 1998         Nonmedical)
Benjamin Cutler,57          Executive Vice President-(President-Fortis Health)
Larry M. Cains, 55          Treasurer: Senior Vice President of Fortis, Inc.
Lesley Silvester, 55        Executive Vice President of Fortis, Inc.
Director since 2001
J. Kerry Clayton, 55        Chairman and Chief Executive Officer of Fortis, Inc.
Chairman of the Board       Before then President and Chief Operating Officer of
since 2000                  Fortis, Inc.;
Arie Aristide Fakkert, 57   General Manager of Fortis International N.V.
Director Since 1987
Alan W. Feagin, 55          Executive Vice President (President-Fortis Family)
Director since 1998
Katherine L. Greenzang, 37  Secretary; Senior Vice President-Legal of Fortis,
                            Inc.
Miles B. Yakre, 33          Vice President and Corporate Actuary; Vice
                            President and Corporate Actuary of Fortis, Inc.

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

                           SUMMARY COMPENSATION TABLE



----------------------------------------------------------------------------------------------------------------------------------
                                                           ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION                  YEAR     SALARY       BONUS    OTHER ANNUAL   RIGHTS AWARDED/     LTIP     ALL OTHER
                                                                            COMPENSATION   APPRECIATION      PAYOUTS  COMPENSATION
                                                                                           RIGHTS PLAN
----------------------------------------------------------------------------------------------------------------------------------
ROBERT B. POLLOCK                             2001        0          0           0             0               0           0
  President and Chief Executive Officer       2000        0          0           0             0               0           0
                                              1999        0          0           0             0               0           0
----------------------------------------------------------------------------------------------------------------------------------
Michael J  Peninger                           2001     375,000    155,025        0           11,778          73,421     37,101
                                              2000     300,000    177,375        0            9,888          47,341     15,300
                                              1999     275,000     82,225        0           10,948          32,130     15,438
----------------------------------------------------------------------------------------------------------------------------------
Alan Feagin                                   2001     375,000     65,625        0           16,833          58,671     30,843
                                              2000     300,000     76,154        0           13,987          62,763     15,393
                                              1999     287,375     98,175        0           17,104          77,918     16,082
----------------------------------------------------------------------------------------------------------------------------------
Francis J Guthrie                             2001     282,500    101,264        0            4,095          79,995     26,863
                                              2000     270,400    128,856        0            4,457          69,672     15,583
                                              1999     260,000     91,650        0            5,091          47,530     23,286
----------------------------------------------------------------------------------------------------------------------------------
William B Robinson                            2001     275,600     93,333        0            6,662          75,867     25,825
                                              2000     224,000    155,313        0            3,602          49,771      6,300
                                              1999     214,225     86,100        0            2,751          29,817     15,427
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

                                                                            Exercisable/                     Exercisable/
Name                       Rights Exercised         Value Realized          Unexercisable                    Unexercisable
------------------------------------------------------------------------------------------------------------------------------------

Robert B. Pollock                 0                        0                      0/0                             0/0
------------------------------------------------------------------------------------------------------------------------------------

Michael J Peninger                0                        0                10065/19152a                           *
                                                                               883/2514c                           *
------------------------------------------------------------------------------------------------------------------------------------

Alan Feagin                       0                        0                16181/28306b                           *
                                                                               923/2514c                           *
------------------------------------------------------------------------------------------------------------------------------------

Francis J Guthrie                 0                        0                  4680/7553a                           *
                                                                                411/999c                           *
------------------------------------------------------------------------------------------------------------------------------------

William B Robinson                0                        0                     0/6144b                           *
                                                                              2751/4120c                           *
------------------------------------------------------------------------------------------------------------------------------------





a - rights related to Fortis Benefits Ins Co b - rights related to Fortis Family c - rights related to Fortis Inc
* - not available at this time

                 Appreciation Rights Grants in Last Fiscal Year


                                                                                                         Potential
                                                                                                         Realizable Value at
                                                                                                         Assumed Annual
                                                                                                         Rates of Right Price
                                                                                                         Appreciation
                                                                                                         for Option Term (b)
                                                                                                         -------------------

                                                       INDIVIDUAL GRANTS

------------------------------------------------------------------------------------------------------------------------------

                           APPRECIATION         % OF TOTAL RIGHTS
                           RIGHTS               GRANTED TO EMPLOYEES        STRIKE     EXPIRATION
NAME                       GRANTED (a)          IN FISCAL YEAR              PRICE        DATE              5%           10%
------------------------------------------------------------------------------------------------------------------------------

ROBERT B. POLLOCK             0                         0                        0             0              0             0
------------------------------------------------------------------------------------------------------------------------------

Michael J Peninger          10470(c)                   39%                 $ 69.84      12/31/11        $44,440       $107,059
                             1308(e)                   39%                  186.34      12/31/11         14,813         35,685
------------------------------------------------------------------------------------------------------------------------------

Alan Feagin                 15525(d)                   47%                   47.10      12/31/11         44,441        107,059
                             1308(e)                   47%                  186.34      12/31/11         14,813         35,685
------------------------------------------------------------------------------------------------------------------------------

Francis J Guthrie            3640(c)                   14%                   69.84      12/31/11         15,450         37,220
                              455(e)                   14%                  186.34      12/31/11          5,153         12,413
------------------------------------------------------------------------------------------------------------------------------

William B Robinson           6144(d)                   18%                   47.10      12/31/11         17,587         42,368
                              518(e)                   18%                  186.34      12/31/11          5,866         14,132
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

(c)   Rights related to Fortis Benefits Insurance Company

(d)   Rights related to Fortis Family

(e)   Rights related to Fortis Inc

    As additional compensation to its employees and executive officers, Fortis Benefits has established the Fortis Pension Plan and the Fortis Executive Pension Plan which generally provide an annual annuity benefit upon retirement at age 65 (or a reduced benefit upon early retirement) equal to: .9% of the employee's Average Annual compensation up to the employee's social security covered compensation, plus 1.3% of compensation above the social security covered compensation, up to $255,300, as adjusted by an index, multiplied by the employee's years of credited services.

    In addition, Fortis Benefits provides an unfunded Supplemental Executive Retirement Plan for certain executives of Fortis Benefits. Under the Supplemental Executive Retirement Plan, the annual benefit is calculated by subtracting the benefit payable under the Fortis Pension Plan and the estimated Social Security benefit from the "Target Benefit." The "Target Benefit" is equal to 50% of Final Average Salary (average salary over the final 36 consecutive months of employment) reduced for less than 20 years of service at retirement. Upon retirement prior to age 65 and after attaining age 55 with 10 years of service, special early retirement rules apply. The salary used to calculate the Final Average Salary consists of regular compensation and the annual target incentive bonus of the participant. None of the above-listed individuals are participants in this plan.

    The following table illustrates the COMBINED estimated life annuity benefit payable from the Fortis Pension Plan and the Fortis Executive Pension Plan to employees with the specified Final Average Salary and years of service upon retirement.

                              PENSION PLAN TABLE*



                                                      YEARS OF SERVICE
                             ------------------------------------------------------------------
2001 EARNINGS                   10         15         20         25         30          35
---------------------------  ---------  ---------  ---------  ---------  ---------  -----------

$125,000...................    $14,762  $  22,142  $  29,523  $  36,904  $  44,285  $    51,665
 150,000...................     18,012     27,017     36,023     45,029     54,035       63,040
 175,000...................     21,262     31,892     42,523     53,154     63,785       74,415
 200,000...................     24,512     36,767     49,023     61,279     73,535       85,790
 225,000...................     27,762     41,642     55,523     69,404     83,285       97,165
 250,000...................     31,012     46,517     62,023     77,529     93,035      108,540
 275,000...................     33,612     50,418     67,224     84,030    100,836      117,642
 285,000+..................     33,872     50,808     67,744     84,680    101,616      118,552

------------------------
* The table excludes social security benefits. In general, for the purposes of these plans, compensation includes salary and bonuses. The credited years of service with Fortis Benefits for these individuals named in the Summary Compensation Table above are as follows: 20, 15, 12, 8 and 16, respectively.

ITEM 12.(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



                                                                    PERCENTAGE
                                                    NUMBER OF     OF OUTSTANDING
     NAME AND ADDRESS OF BENEFICIAL OWNER            SHARES       VOTING SHARES
-------------------------------------------------  -----------  ------------------

Fortis, Inc.                                         1,000,000         100%
 One Chase Manhattan Plaza
 New York, NY 10005


------------------------

(b) Security Ownership of Management

    None

(c) Changes in Control

    None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of Fortis Benefits Insurance Company are included in Item 8:

      Reports of Independent Auditors

      Balance Sheets at December 31, 2001 and 2000

      Statements of Income for the years ended December 31, 2001, 2000, and 1999

      Statements of Changes in Shareholder's Equity for the years ended December 31, 2001, 2000, and 1999

      Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

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

        (d) Amendments to By-laws dated May 1, 1999 (Filed as Exhibit 3(d) to Fortis Benefits' Form 10-K filed on March 30, 2001, File No. 33-63799).

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

      99. Fortis Benefits Insurance Company Financial Statements.

(b)   Reports on Form 8-K filed in the fourth quarter of 2001

      None

(c)   Exhibits

      Included in 14 (a)(3) above

(d)   Financial Statements Schedules

      Included in 14 (a)(2) above

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2002.

                                            FORTIS BENEFITS INSURANCE COMPANY
                                                        Registrant

                                By              /s/ ROBERT B. POLLOCK
                                      -----------------------------------------
                                                 Robert B. Pollock,
                                                    PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

                                By             /s/ LARRY M. CAINS
                                      -----------------------------------------
                                                  Larry M. Cains
                                                    Treasurer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on this 28th day of March, 2002. The following persons represent a majority of the Board of Directors of Fortis Benefits Insurance Company:

                     *                      Chairman of the
     -------------------------------------   Board
             J. Kerry Clayton

             /s/ ROBERT B. POLLOCK          President and Chief
     -------------------------------------   Executive Officer
               Robert B. Pollock

             /s/ ALAN W. FEAGIN             Director
     -------------------------------------
               Alan W. Feagin

             /s/ MICHAEL J. PENINGER        Director
     -------------------------------------
               Michael J. Peninger

             /s/ LESLEY G. SILVESTER        Director
     -------------------------------------
               Lesley G. Silvester

*By          /s/ ROBERT B. POLLOCK
     -------------------------------------
              Robert B. Pollock,
              ATTORNEY-IN-FACT