Form 10-Q
period 2002-03-31
FORTIS BENEFITS INSURANCE CO
filed 2002-05-15
CIK 823533

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------



                                ASSETS                                            MARCH 31,         DECEMBER 31,
                                                                                    2002               2001
                                                                              -------------------------------------
                                                                                (UNAUDITED)
Investments:
    Fixed maturities, at fair value (amortized cost 2002 - $2,966,677;
        2001 - $2,744,158                                                     $      2,942,305    $      2,785,442
    Equity securities, at fair value (cost 2002 - $171,356;
        2001 - $114,049)                                                               171,986             115,348
    Mortgage loans on real estate, less allowance for possible losses
        (2002--$13,118,  2001--$13,118)                                                616,649             655,211
    Policy loans                                                                        10,021               9,935
    Short-term investments                                                               5,930             258,790
    Real estate and other investments                                                   64,865              64,424
                                                                              -----------------  ------------------
                                                                                     3,811,756           3,889,150

Cash and cash equivalents                                                                3,504              11,704

Receivables:
    Uncollected premiums                                                                73,808              63,080
    Reinsurance recoverable on unpaid and paid losses                                1,150,474           1,104,617
    Other                                                                               33,034              34,027
                                                                              -----------------  ------------------
                                                                                     1,257,316           1,201,724

Accrued investment income                                                               54,306              50,999
Deferred policy acquisition costs                                                      111,401             108,406
Property and equipment at cost, less accumulated depreciation                            4,873               4,972
Federal income tax recoverable                                                          12,425                   -
Deferred federal income taxes                                                          199,766             193,022
Other assets                                                                             7,686              12,780
Due from affiliates                                                                      5,664              12,044
Goodwill, less accumulated amortization (2002 - $5,720
      2001 - $5720)                                                                    167,977             167,992
Assets held in separate accounts                                                     4,277,773           4,372,559
                                                                              -----------------  ------------------

      Total assets                                                            $      9,914,447    $     10,025,352
                                                                              ================   =================


    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------



                                                                                 MARCH 31,         DECEMBER 31,
          POLICY RESERVES AND LIABILITIES AND SHAREHOLDER'S EQUITY                  2002               2001
                                                                              -------------------------------------
Policy reserves and liabilities:
    Future policy benefit reserves:
      Traditional and pre-need life insurance                                 $      1,820,132    $      1,796,952
      Interest sensitive and investment products                                     1,055,537           1,052,932
      Accident and health                                                            1,169,299           1,110,436
                                                                              -----------------  ------------------
                                                                                     4,044,968           3,960,320

    Unearned revenues                                                                   49,721              54,811
    Other policy claims and benefits payable                                           264,533             265,702
    Policyholder dividends payable                                                       1,999               2,023
                                                                              -----------------  ------------------
                                                                                     4,361,221           4,282,856

    Accrued expenses                                                                    84,212              92,783
    Current income taxes payable                                                             -              80,306
    Other liabilities                                                                  134,098             106,220
    Deferred gain on reinsurance ceded                                                 354,355             369,833
    Due to affiliates                                                                        -                   -
    Liabilities related to separate accounts                                         4,277,773           4,372,559
                                                                              -----------------  ------------------

      Total policy reserves and liabilities                                          9,211,659           9,304,557
                                                                              -----------------  ------------------

Shareholder's equity:
    Common stock, $5 par value:  authorized, issued and outstanding
        shares - 1,000,000                                                               5,000               5,000
    Additional paid-in capital                                                         516,570             516,570
    Retained earnings                                                                  126,432             170,811
    Unrealized gain on available-for-sale securities (net
        of deferred taxes 2002 - $28,664; 2001 - $16,099)                               53,233              29,899
    Unrealized gain (loss) due to foreign currency exchange                              1,553              (1,485)
                                                                              -----------------  ------------------
      Total shareholder's equity                                                       702,788             720,795
                                                                              -----------------  ------------------
      Total policy reserves and liabilities and shareholder's equity          $      9,914,447    $     10,025,352
                                                                              =================  ==================


    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
--------------------------------------------------------------------------------



                                                      THREE MONTHS ENDED MARCH 31,
                                                         2002             2001
                                                     ------------------------------
                                                      (UNAUDITED)        (restated)
Revenues:
  Insurance operations:
  Traditional and pre-need life insurance premiums        $ 128,459   $   130,956
  Interest sensitive and investment product
      policy charges                                            648        27,442
  Accident and health insurance premiums                    289,726       242,911
                                                         ----------   ------------
                                                            418,833       401,309

  Net investment income                                      66,018        81,052
  Net realized gains (losses) on investments                    454        (1,401)
  Amortization of gain on reinsured business                 15,478           818
  Other income                                                2,950        15,708
                                                         ----------   ------------
      Total revenues                                        503,733       497,486

Benefits and expenses:
  Benefits to policyholders:
      Traditional and pre-need life insurance               117,059       117,701
      Interest sensitive investment products                  1,892        25,378
      Accident and health claims                            221,693       191,647
                                                         ----------   ------------
                                                            340,644       334,726

  Policyholder dividends                                         69           663
  Amortization of deferred policy acquisition costs          10,210        21,085
  Insurance commissions                                      34,833        30,980
  General and administrative expenses                        80,925        84,526
                                                         ----------   ------------
      Total benefits and expenses                           466,681       471,980
                                                         ----------   ------------

Income before income taxes                                   37,052        25,506

Income tax expense
Current                                                      (4,605)        2,502
Deferred                                                     16,473         5,895
                                                         ----------   ------------
                                                             11,868         8,397
                                                         ----------   ------------
Net income                                                $  25,184     $  17,109
                                                         ==========   ============
Other comprehensive loss:
Unrealized (loss) gain on investments                       (43,191)       19,242
                                                         ----------   ------------
Comprehensive (loss) income                               $ (18,007)    $  36,351
                                                         ==========   ============



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)

--------------------------------------------------------------------------------



                                                                THREE MONTHS ENDED MARCH 31,
                                                                   2002            2001
                                                               -----------------------------
                                                                (UNAUDITED)     (RESTATED)
Cash flows from operating activities:
  Net income                                                      $  25,184    $  17,109
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for depreciation and amortization of goodwill             132        1,508
    Amortization of gain on reinsured business                      (15,478)        (818)
    Amortization of investment (discounts) premiums, net             (1,168)        (782)
    Net realized (gains) losses on sold investments                    (454)       1,401
    Policy acquisition costs deferred                               (13,238)     (33,267)
    Amortization of deferred policy acquisition costs                10,210       21,085
    Provision for deferred federal income taxes                      16,473        5,895
    (Increase) decrease in income taxes recoverable                 (92,731)      15,902
    Change in receivables, accrued investment income, unearned premiums, accrued expenses, other assets, due to and
       from affiliates and other liabilities                        (33,208)     (70,127)
    Increase in future policy benefit reserves for traditional,
       interest sensitive and accident and health policies           84,648       40,884
    Decrease in other policy claims and benefits and
       policyholder dividends payable                                (1,193)      (4,290)
                                                                  -----------  -----------
    Net cash used by operating activities                           (20,823)      (5,500)
                                                                  -----------  -----------

Cash flows from investing activities:
   Purchases of fixed maturity investments                         (706,820)    (492,751)
   Sales and repayments of fixed maturity investments               482,302      508,747
   Decrease in short-term investments                               252,860       19,368
   Purchases of other investments                                   (84,596)     (33,632)
   Sales of other investments                                        68,654       20,125
   Purchases of property and equipment                                  (33)        (127)
                                                                  -----------  -----------
    Net cash provided by investing activities                        12,367       21,730
                                                                  -----------  -----------

Cash flows from financing activities:
  Activities related to investment products:
    Considerations received                                              --       43,713
    Surrenders and death benefits                                        --      (79,329)
    Interest credited to policyholders                                   --        7,174
  Dividend                                                               --      (75,000)
  Change in foreign exchange rate                                       256        4,066
                                                                  -----------  -----------

    Net cash provided by (used in) financing activities                 256      (99,376)
                                                                  -----------  -----------

Decrease in cash and cash equivalents                                (8,200)     (83,146)

Cash and cash equivalents at beginning of year                       11,704       17,082
                                                                  -----------  -----------

Cash and cash equivalents at end of year                          $   3,504    $ (66,064)
                                                                  ===========  ===========



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------

       General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 2002 and the related statement of income for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001.

       Income tax (payments) receipts were $ (88,134) and $ 13,367 for the three months ended March 31, 2002 and March 2001, respectively.

       The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 2002, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

       The amortized cost and fair values of investments available-for sale were as follows at March 31, 2002:



                                                                 GROSS         GROSS
                                             AMORTIZED        UNREALIZED     UNREALIZED          FAIR
                                               COST              GAINS         LOSSES            VALUE

    Fixed maturities:
      Governments                         $       156,392   $      3,031   $        4,115   $       155,308
      Public utilities                            211,452          3,262            8,828           205,886
      Industrial and miscellaneous              2,172,971         38,669           57,308         2,154,332
      Other                                       425,862          3,791            2,874           426,779
                                          ----------------  -------------  ---------------  ----------------
  Total fixed maturities                        2,966,677         48,753           73,125         2,942,305
    Equity securities                             171,356          5,648            5,018           171,986
                                          ----------------  -------------  ---------------  ----------------
  Total                                   $     3,138,033   $     54,401   $       78,143   $     3,114,291
                                          ================  =============  ===============  ================



       The amortized cost and fair value in fixed maturities at March 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------


                                                                             AMORTIZED           FAIR
                                                                               COST              VALUE
Due in one year or less                                                   $       126,595   $       128,669
Due after one year through five years                                             391,678           396,118
Due after five years through ten years                                            941,221           935,039
Due after ten years                                                             1,507,183         1,482,479
                                                                          ----------------  ----------------

Total                                                                     $     2,966,677   $     2,942,305
                                                                          ================  ================




       Proceeds from sales of investments in fixed maturities in the three-month period ended March 31, 2002 and March 31, 2001 were $482,302 and $401,194 respectively. Gross gains of $9,484 and $13,650 and gross losses of $11,606 and $12,180 were realized on sales during the three month periods ended March 31, 2002 and 2001, respectively.

       Mortgage Loans
       The Company has issued commercial mortgage loans on properties located throughout the United States. Approximately 36.4% of outstanding principal is concentrated in the states of New York, California and Florida, at March 31, 2002. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

       Effective as of July 1, 2001, Fortis Benefits Insurance Company, a Minnesota insurance company ("FBIC"), completed a merger in which Pierce National Life Insurance Company, a California insurance company ("PNL"), merged with and into FBIC (the "Merger"). Immediately prior to the Merger, both FBIC and PNL were indirect wholly owned subsidiaries of Fortis, Inc., a Nevada corporation and a holding company for certain insurance companies in the United States. The Merger was completed as part of an internal reorganization being effected by Fortis, Inc. with respect to certain of its life and health insurance companies. The PNL business is primarily pre-need life insurance designed to pre-fund funeral expenses and is sold as individual life and annuity products. The transaction will be accounted for as a statutory merger. Prior period amounts for the 2001 schedules have been restated to reflect the merger.

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

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------

       The $1.12 billion purchase price was reallocated amongst the Company and other affiliates involved in the sale. The Sale resulted in a pre-tax deferred gain of approximately $395 million for the Company. The deferred gain will be amortized at the rate that earnings from the business sold would have been expected to emerge. Amortization of $14,557 has been included in income during the three months ended March 31, 2002. The Company ceded $89,265 of premiums and $958,130 of reserves to Hartford through March 31, 2002.

       In the fourth quarter of 2001, the Company entered into a reinsurance agreement with Protective Life Corporation (Protective). The agreement, which became effective December 31, 2001, provided for the assumption of Protective's Dental Benefits Division on a 100% co-insurance basis. The Company assumed approximately $79,000 of reserves, $241,000 of assets including $143,000 of goodwill, and paid net cash of approximately $162,000 as of December 31, 2001.

       Net Investment Income and Net Realized (Losses) Gains on Investments:
       Major categories of net investment income and realized (losses) gains on investments for the first three months of each year were as follows:


                                                               REALIZED GAIN (LOSS)
                                        INVESTMENT INCOME        ON INVESTMENTS
                                     2002         2001        2002         2001
                                                (restated)              (restated)
Fixed maturities                    $ 50,117    $ 58,309    $ (2,122)   $ (1,291)
Preferred stocks                       1,451          22          32          --
Common stocks                          1,543       3,463       1,593          --
Mortgage loans on real estate         13,494      18,319       1,029          --
Policy loans                             129       1,733          --          --
Short-term investments                    65         134         (78)       (110)
Real estate and other investments      1,188         963          --          --
                                   ---------    --------    --------    --------
                                      67,987      82,943         454      (1,401)
                                                            --------    --------
Expenses                              (1,969)     (1,891)
                                   ---------    --------
                                    $ 66,018    $ 81,052
                                   =========    ========

                        FORTIS BENEFITS INSURANCE COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS MARCH 31, 2002 COMPARED TO MARCH 31, 2001


REVENUES
Fortis Benefits Insurance Company (the "Company") distributes its products through a network of independent agents, brokers and financial institutions. The Company's major products offered are group disability, group dental, group medical, group life, pre-need annuity and life and accidental death coverages. Strong sales in the pre-need annuity and life line resulted in an increase of premium from three months ended March 31, 2001 to 2002 of 4%. Rate increases in the group medical line resulted in a 15% premium decrease due to non-renewal of existing business and lower new sales. Slower sales and decreases in persistency in both the group life and group disability lines in the beginning of 2002 are the overall factors resulting in decreased revenue from three months ended March 31, 2001 to the same period in 2002.

On December 31, 2001, the Company purchased (the "Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase includes primarily group dental products. The Company reinsured this business on a 100% coinsurance basis and will perform all administration activities. The Company assumed approximately $79 million of reserves, $241 million of assets including $143 million of goodwill, and paid net cash of approximately $162 million as of December 31, 2001.

During 2001, the Company began offering a new accidental death product through financial institutions. This business represents 3% and 0.6% of total premium as of March 31, 2002 and 2001 respectively. On April 1, 2001, the Company entered into a coinsurance agreement with Hartford Financial Services Group ("Hartford") whereby the Company ceded the Investment Product block of business to the Hartford. Revenue on this business represented 0% and 8% of total Company first quarter revenue in 2002 and 2001, respectively.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2002 and 2001 resulted in recognition of realized gains and losses upon sales of securities. The Company had net capital losses from fixed maturity investments of $2.1 million and $1.3 million for the first three months of 2002 and 2001, respectively.


BENEFITS
The total year-to-date policyholder benefit to premium ratio decreased from 83.4% to 81.3% from March 31, 2001 to March 31, 2002. The group disability, group dental, group medical, group life and pre-need benefit to premium ratios for the three months ended March 31, were 89%, 72%, 69%, 83% and 102% respectively in 2002 and 86%, 73%, 77%, 80% and 106% respectively in 2001. Group disability claim incidence is higher and terminations lower during the three months ended March 31, 2002 as compared to the same period ended March 31, 2001.

Group life experienced unusually high mortality during the first three months of 2002. The 8% decrease in the group medical benefit to premium ratio during the first quarter of 2002 compared to the same period in 2001 is a result of pricing increases and improved administration on this business.


EXPENSES
Commission rates have increased from levels in 2001. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio decreased to 19% in the first quarter of 2002 from 21% during the same period in 2001. First quarter 2001 expenses associated with the business reinsured by the Hartford had proportionally higher expenses on premium revenue than the remaining business' expense to premium levels. Offsetting this 2001 to 2002 decrease in expense to premium ratio are expense increases related to systems project costs. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.


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

The Company's fixed maturity investments consisted of 97.5% investment grade bonds as of March 31, 2002 and the Company does not expect this percentage to change significantly in the future.


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

    None

Item 5.   Other Information

    None

Item 6.   Exhibits and Reports on Form 8-K

    a.   None

    b. On January 14, 2002, a form 8-K report was filed regarding the acquisition of Protective Life Corporation's Dental Benefits Division by Fortis, Inc. and certain of it's affiliates including the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)

Date:  May 15, 2002

/s/ Larry Cains
________________________
Larry Cains
Controller and Treasurer
(on behalf of the Registrant and as its principal financial and chief accounting officer)