Form 10-Q
period 2002-06-30
FORTIS BENEFITS INSURANCE CO
filed 2002-08-14
CIK 823533

          SECURITIES AND EXCHANGE COMMISSION

          WASHINGTON,  D.C.  20549

          FORM 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

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

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)


                                   ASSETS                                    JUNE 30,         DECEMBER 31,
                                                                               2002              2001
                                                                           -------------     -------------
                                                                            (UNAUDITED)
Investments:
    Fixed maturities, at fair value (amortized cost 2002 - $2,904,127;
        2001 - $2,744,158                                                  $   2,913,295     $   2,785,442
    Equity securities, at fair value (cost 2002 - $215,078;
        2001 - $114,049)                                                         213,131           115,348
    Mortgage loans on real estate, less allowance for possible losses
        (2002--$13,239, 2001--$13,118)                                           601,349           655,211
    Policy loans                                                                  10,084             9,935
    Short-term investments                                                         2,509           258,790
    Real estate and other investments                                             60,126            64,424
                                                                           -------------     -------------

                                                                               3,800,494         3,889,150

Cash and cash equivalents                                                          1,150            11,704

Receivables:
    Uncollected premiums                                                          73,154            63,080
    Reinsurance recoverable on unpaid and paid losses                          1,133,540         1,104,617
    Other                                                                         45,357            34,027
                                                                           -------------     -------------

                                                                               1,252,051         1,201,724

Accrued investment income                                                         51,421            50,999
Deferred policy acquisition costs                                                116,262           108,406
Property and equipment at cost, less accumulated depreciation                      4,337             4,972
Deferred federal income taxes                                                    185,567           193,022
Other assets                                                                       8,030            12,780
Due from affiliates                                                               15,395            12,044
Goodwill, less accumulated amortization (2002 - $5,720
      2001 - $5720)                                                              167,992           167,992
Assets held in separate accounts                                               3,669,048         4,372,559
                                                                           -------------     -------------

      Total assets                                                         $   9,271,747     $  10,025,352
                                                                           -------------     -------------



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)



                                                                            JUNE 30,         DECEMBER 31,
          POLICY RESERVES AND LIABILITIES AND SHAREHOLDER'S EQUITY           2002                2001
                                                                         -------------      -------------
Policy reserves and liabilities:
    Future policy benefit reserves:
      Traditional and pre-need life insurance                            $   1,846,073      $   1,796,952
      Interest sensitive and investment products                             1,028,748          1,052,932
      Accident and health                                                    1,201,933          1,110,436
                                                                         -------------      -------------

                                                                             4,076,754          3,960,320

    Unearned revenues                                                           45,257             54,811
    Other policy claims and benefits payable                                   250,524            265,702
    Policyholder dividends payable                                               1,474              2,023
                                                                         -------------      -------------

                                                                             4,374,009          4,282,856

    Accrued expenses                                                            89,984             92,783
    Current income taxes payable                                                   714             80,306
    Other liabilities                                                           58,803            106,220
    Deferred gain on reinsurance ceded                                         338,953            369,833
    Liabilities related to separate accounts                                 3,669,048          4,372,559
                                                                         -------------      -------------

      Total policy reserves and liabilities                                  8,531,511          9,304,557
                                                                         -------------      -------------

Shareholder's equity:
    Common stock, $5 par value:  authorized, issued and outstanding
        shares - 1,000,000                                                       5,000              5,000
    Additional paid-in capital                                                 516,570            516,570
    Retained earnings                                                          143,105            170,811
    Unrealized gain on available-for-sale securities (net
        of deferred taxes 2002 - $40,781; 2001 - $16,099)                       75,736             29,899
    Unrealized loss due to foreign currency exchange                              (175)            (1,485)
                                                                         -------------      -------------

      Total shareholder's equity                                               740,236            720,795
                                                                         -------------      -------------

      Total policy reserves and liabilities and shareholder's equity     $   9,271,747      $  10,025,352
                                                                         =============      =============



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)

                                                              SIX MONTHS ENDED JUNE 30,
                                                               2002               2001
                                                          -------------      -------------
                                                           (UNAUDITED)         (RESTATED)
Revenues:
    Insurance operations:
    Traditional and pre-need life insurance premiums      $     257,818      $     254,311
    Interest sensitive and investment product
        policy charges                                            1,412             43,081
    Accident and health insurance premiums                      587,321            495,017
                                                          -------------      -------------
                                                                846,551            792,409

    Net investment income                                       129,582            154,640
    Net realized losses on investments                          (22,310)            (1,649)
    Amortization of gain on reinsured business                   30,880             18,361
    Other income                                                  5,383              7,718
                                                          -------------      -------------
      Total revenues                                            990,086            971,479

Benefits and expenses:
    Benefits to policyholders:
      Traditional and pre-need life insurance                   223,811            216,712
      Interest sensitive investment products                      3,311             30,933
      Accident and health claims                                437,091            383,494
                                                          -------------      -------------
                                                                664,213            631,139

    Policyholder dividends                                         (405)               759
    Amortization of deferred policy acquisition costs            21,825             32,224
    Insurance commissions                                        85,720             69,133
    General and administrative expenses                         157,453            150,559
                                                          -------------      -------------
      Total benefits and expenses                               928,806            883,814
                                                          -------------      -------------

Income before income taxes                                       61,280             87,665

Income tax expense
Current                                                            (801)           153,887
Deferred                                                         20,224           (123,554)
                                                          -------------      -------------
                                                                 19,423             30,333
                                                          -------------      -------------
Net income                                                $      41,857      $      57,332
                                                          =============      =============

Other comprehensive loss:
Unrealized (loss) gain on investments                           (22,416)            17,831
                                                          -------------      -------------
Comprehensive income                                      $      19,441      $      75,163
                                                          =============      =============



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)

                                                            THREE MONTHS ENDED JUNE 30,
                                                              2002               2001
                                                          -------------      -------------
                                                           (UNAUDITED)         (RESTATED)
Revenues:
    Insurance operations:
    Traditional and pre-need life insurance premiums      $     129,359      $     123,355
    Interest sensitive and investment product
        policy charges                                              764             15,639
    Accident and health insurance premiums                      297,595            252,106
                                                          -------------      -------------
                                                                427,718            391,100

    Net investment income                                        63,564             73,588
    Net realized losses on investments                          (22,764)              (248)
    Amortization of gain on reinsured business                   15,402             17,543
    Other income                                                  2,433             (7,990)
                                                          -------------      -------------
      Total revenues                                            486,353            473,993

Benefits and expenses:
    Benefits to policyholders:
      Traditional and pre-need life insurance                   106,752             99,011
      Interest sensitive investment products                      1,419              5,555
      Accident and health claims                                215,398            191,847
                                                          -------------      -------------
                                                                323,569            296,413

    Policyholder dividends                                         (474)                96
    Amortization of deferred policy acquisition costs            11,615             11,139
    Insurance commissions                                        50,887             38,153
    General and administrative expenses                          76,528             66,033
                                                          -------------      -------------
      Total benefits and expenses                               462,125            411,834
                                                          -------------      -------------

Income before income taxes                                       24,228             62,159

Income tax expense
Current                                                           4,280            151,385
Deferred                                                          3,275           (129,449)
                                                          -------------      -------------
                                                                  7,555             21,936
                                                          -------------      -------------
Net income                                                $      16,673      $      40,223
                                                          =============      =============

Other comprehensive loss:
Unrealized gain (loss) on investments                            20,775             (1,411)
                                                          -------------      -------------
Comprehensive income                                      $      37,448      $      38,812
                                                          =============      =============



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                           2002               2001
                                                                      -------------      -------------
                                                                       (UNAUDITED)         (RESTATED)
Cash flows from operating activities:
    Net income                                                        $      41,857      $      57,332
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for depreciation and amortization of goodwill                   668              1,696
      Amortization of gain on reinsured business                            (30,880)           (18,361)
      Amortization of investment (discounts) premiums, net                      489                561
      Net realized losses on sold investments                                22,310              1,649
      Policy acquisition costs deferred                                     (28,948)           (47,230)
      Amortization of deferred policy acquisition costs                      21,825             32,224
      Provision for deferred federal income taxes                            20,224           (123,554)
      (Increase) decrease in income taxes recoverable                       (79,592)           144,542
      Change in receivables, accrued investment income, unearned premiums, accrued expenses, other assets, due to and
           from affiliates and other liabilities                           (108,846)          (126,319)
      Increase in future policy benefit reserves for traditional,
           interest sensitive and accident and health  policies             116,434             50,528
      Decrease in other policy claims and benefits and
           policyholder dividends payable                                   (15,727)            (3,397)
      Gain on sale of property and equipment                                     --             (2,782)
                                                                      -------------      -------------

      Net cash used by operating activities                                 (40,186)           (33,111)
                                                                      -------------      -------------

Cash flows from investing activities:
    Purchases of fixed maturity investments                              (1,176,087)          (938,287)
    Sales and repayments of fixed maturity investments                      994,302            953,819
    Decrease in short-term investments                                      256,281             44,619
    Purchases of other investments                                         (136,942)           (84,502)
    Sales of other investments                                               96,849             48,137
    (Purchases) sales of property and equipment                                 (33)            20,870
    Cash disbursed pursuant to reinsurance agreement                             --             (1,605)
                                                                      -------------      -------------

      Net cash provided by investing activities                              34,370             43,051
                                                                      -------------      -------------

Cash flows from financing activities:
    Activities related to investment products:
      Considerations received                                                    --             43,713
      Surrenders and death benefits                                              --            (79,329)
      Interest credited to policyholders                                         --              7,174
    Change in foreign exchange rate                                          (4,738)             4,500
                                                                      -------------      -------------

      Net cash provided by (used in) financing activities                    (4,738)           (23,942)
                                                                      -------------      -------------

Decrease in cash and cash equivalents                                       (10,554)           (14,002)

Cash and cash equivalents at beginning of year                               11,704             17,082
                                                                      -------------      -------------

Cash and cash equivalents at end of year                              $       1,150      $       3,080
                                                                      =============      =============



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                2002              2001
                                                            -------------     -------------
Supplemental Schedule of Non-Cash Investing Activities:
    Assets and liabilities transferred in reinsurance
        transactions :
      Cessations of FFG in 2001
        Non-cash assets (ceded) received:
           Compensation for ceded liabilities               $          --     $    (500,000)
           Fixed maturities                                            --          (161,579)
           Other investments                                           --          (196,987)
           Capital gains on assets transferred                         --             4,988
           Other assets                                                --           (19,597)
           Deferred acquisition costs                                  --          (441,555)
                                                            -------------     -------------
        Total value of assets (ceded) received              $          --     $  (1,314,730)
                                                            =============     =============

        Non-cash liabilities ceded (assumed):
           Ceding commission                                $          --     $     500,000
           Future policy benefit reserves                              --         1,049,136
           Claim liabilities and dividends payable                     --            14,928
           Unearned premium reserves                                   --               241
           Separate accounts seed money liability                      --           (21,387)
           Other liabilities                                           --           (24,996)
           Proceeds reallocation                                       --           198,750
                                                            -------------     -------------
        Total liabilities ceded (assumed)                   $          --     $   1,716,672
                                                            =============     =============

        Deemed dividend to parent                           $          --     $    (198,750)
        Deferred tax asset                                             --            69,633
                                                            -------------     -------------
        Net deemed dividend to parent                       $          --     $    (129,117)
                                                            -------------     -------------

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)


       General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 2002 and the related statement of income for the six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

       Income tax payments were $78,658 and $5,645 for the six months ended June 30, 2002 and 2001, respectively.

       The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At June 30, 2002, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

       The amortized cost and fair values of investments available-for sale were as follows at June 30, 2002:

                                                             GROSS             GROSS
                                         AMORTIZED        UNREALIZED         UNREALIZED          FAIR
                                           COST              GAINS             LOSSES            VALUE
                                       -------------     -------------     -------------     -------------
    Fixed maturities:
      Governments                      $     127,247     $       4,415     $       1,293     $     130,369
      Public utilities                       222,717             6,656             7,098           222,275
      Industrial and miscellaneous         2,084,807            59,439            61,820         2,082,426
      Other                                  469,356            11,545             2,676           478,225
                                       -------------     -------------     -------------     -------------
Total fixed maturities                     2,904,127            82,055            72,887         2,913,295
    Equity securities                        215,078             5,337             7,284           213,131
                                       -------------     -------------     -------------     -------------
Total                                  $   3,119,205     $      87,392     $      80,171     $   3,126,426
                                       -------------     -------------     -------------     -------------

       The amortized cost and fair value in fixed maturities at June 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)

                                                   AMORTIZED           FAIR
                                                      COST             VALUE
                                                 -------------     -------------
Due in one year or less                          $     108,953     $     110,067
Due after one year through five years                  348,076           359,218
Due after five years through ten years                 834,844           838,900
Due after ten years                                  1,612,254         1,605,110
                                                 -------------     -------------

Total                                            $   2,904,127     $   2,913,295
                                                 -------------     -------------

       Proceeds from sales of investments in fixed maturities in the six-month period ended June 30, 2002 and June 30, 2001 were $994,302 and $953,819 respectively. Gross gains of $19,813 and $26,710 and gross losses of $45,328 and $31,417 were realized on sales during the six month periods ended June 30, 2002 and 2001, respectively.

       Mortgage Loans
       The Company has issued commercial mortgage loans on properties located throughout the United States. Approximately 36.9% of outstanding principal is concentrated in the states of New York, California and Florida, at June 30, 2002. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

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

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)


       The $1.12 billion purchase price was reallocated amongst the Company and other affiliates involved in the sale. The Sale resulted in a pre-tax deferred gain of approximately $395 million for the Company. The deferred gain will be amortized at the rate that earnings from the business sold would have been expected to emerge. Amortization of $29,114 has been included in income during the six months ended June 30, 2002. The Company ceded $172,330 of premiums and $922,613 of reserves to Hartford through June 30, 2002.

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

       Net Investment Income and Net Realized (Losses) Gains on Investments:
       Major categories of net investment income and realized (losses) gains on investments for the first six months of each year were as follows:

                                                                                    REALIZED GAIN (LOSS)
                                                    INVESTMENT INCOME                 ON INVESTMENTS
                                                  2002              2001            2002           2001
                                                                 (restated)                      (restated)
    Fixed maturities                            $ 101,978        $ 113,497        $(25,515)       $(4,707)
                                                ---------        ---------        --------        -------
    Preferred stocks                                2,997              788             (47)            51
    Common stocks                                   2,301            6,640           2,401             --
    Mortgage loans on real estate                  26,421           35,122             918             --
    Policy loans                                      276            1,874              --             --
    Short-term investements                           107              279             (67)          (110)
    Real estate and other investments                (564)            (226)             --          3,117
                                                ---------        ---------        --------        -------
                                                  133,516          157,974         (22,310)        (1,649)
                                                                                  --------        -------
    Expenses                                       (3,934)          (3,334)
                                                ---------        ---------
                                                $ 129,582        $ 154,640
                                                =========        =========

                        FORTIS BENEFITS INSURANCE COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS JUNE 30, 2002 COMPARED TO JUNE 30, 2001


REVENUES

Fortis Benefits Insurance Company (the "Company") distributes its products through a network of independent agents, brokers and financial institutions. The Company's major products offered are group dental, group disability, group medical, group life, pre-need annuity and life and accidental death coverages.

On December 31, 2001, the Company purchased (the "Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase includes primarily group dental products. The Company reinsured this business on a 100% coinsurance basis and will perform all administration activities. The Company assumed approximately $79 million of reserves, $241 million of assets including $143 million of goodwill, and paid net cash of approximately $162 million as of December 31, 2001. Strong sales in the pre-need annuity and life line resulted in an increase of premium from six months ended June 30, 2001 to six months ended June 30, 2002 of 5%. Slower sales and decreases in persistency in the group life line in the beginning of 2002 are the overall factors resulting in decreased revenue from six months ended June 30, 2001 to the same period in 2002. Rate increases in the group medical line resulted in a 18% premium decrease due to non-renewal of existing business and lower new sales. The purchase of the Protective business accounts for the increase in accident and health premiums from June 30, 2001 to June 30, 2002.

During 2001, the Company began offering a new accidental death product through financial institutions. This business represents 4% and 1.5% of total premium as of June 30, 2002 and 2001 respectively. On April 1, 2001, the Company entered into a coinsurance agreement with Hartford Financial Services Group ("Hartford") whereby the Company ceded the Investment Product block of business to the Hartford. Revenue on this business represented 0% and 5.5% of total Company revenue for six months ended June 30, 2002 and 2001, respectively.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2002 and 2001 resulted in recognition of realized gains and losses upon sales of securities. The Company had net capital losses from fixed maturity investments of $25.5 million and $4.7 million for the first six months of 2002 and 2001, respectively.


BENEFITS

The total year-to-date policyholder benefit to premium ratio decreased from 79.7% to 78.5% from June 30, 2001 to June 30, 2002. The group dental, group disability, group medical, group life and pre-need benefit to premium ratios for the six months ended June 30, were 73%, 87%, 66%, 76% and 101% respectively in 2002 and 74%, 85%, 77%, 76% and 101% respectively in 2001. Group disability claim incidence is higher and terminations lower during the six months ended June 30, 2002 as compared to the same period ended June 30, 2001.

The 11% decrease in the group medical benefit to premium ratio during the first half of 2002 compared to the same period in 2001 is a result of pricing increases and improved administration on this business.


EXPENSES

Commission rates have increased from levels in 2001. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio has remained relatively flat at 19% during the six months ended June 30, 2002 and June 30, 2001. 2001 expenses associated with the business reinsured by the Hartford had proportionally higher expenses on premium revenue than the remaining business' expense to premium levels. Offsetting this 2001 to 2002 decrease in expense to premium ratio are expense increases related to systems project costs. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.


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

The Company's fixed maturity investments consisted of 97.7% investment grade bonds as of June 30, 2002 and the Company does not expect this percentage to change significantly in the future.


REGULATION

The Company is subject to the laws and regulations established by the Minnesota State Insurance Department governing insurance business conducted in Minnesota. Periodic audits are conducted by the Minnesota Insurance Department related to the Company's compliance with these laws and regulations. To date, there have been no adverse findings regarding the Company's operations.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

    None

Item 2.    Changes in Securities

    None

Item 3.     Defaults Upon Senior Securities

    None

Item 4.      Submission of Matters to a Vote of Security Holders

    An annual shareholder meeting was held April 30, 2002 wherein the current members of the Board of Directors were re-elected to one year terms and minor amendments were made to the Bylaws of the Company.

Item 5.      Other Information

    None

Item 6.    Exhibits and Reports on Form 8-K

    a. Written Statement of Chief Executive Officer (Exhibit 99.1) Written Statement of Chief Executive Officer (Exhibit 99.2)

    b.   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)

Date:  August 14, 2002

/s/ LARRY CAINS
---------------
Larry Cains
Controller and Treasurer
(on behalf of the Registrant and as its principal financial
   and chief accounting officer)