Form 10-Q
period 2002-09-30
FORTIS BENEFITS INSURANCE CO
filed 2002-11-13
CIK 823533

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        (Mark One)

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------

                           ASSETS                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                       2002                 2001
                                                                                  ----------------------------------
                                                                                    (UNAUDITED)
Investments:
    Fixed maturities, at fair value (amortized cost 2002 - $2,963,495;
        2001 - $2,744,158                                                         $   3,092,247      $    2,785,442
    Equity securities, at fair value (cost 2002 - $128,908;
        2001 - $114,049)                                                                125,882             115,348
    Mortgage loans on real estate, less allowance for possible losses
        (2002--$13,228,  2001--$13,118)                                                 595,822             655,211
    Policy loans                                                                         10,199               9,935
    Short-term investments                                                              154,343             258,790
    Real estate and other investments                                                    61,619              64,424
                                                                                  -------------      --------------

                                                                                      4,040,112           3,889,150

Cash and cash equivalents                                                                10,283              11,704

Receivables:
    Uncollected premiums                                                                 66,875              63,080
    Reinsurance recoverable on unpaid and paid losses                                 1,117,542           1,104,617
    Other                                                                                11,664              34,027
                                                                                  -------------      --------------

                                                                                      1,196,081           1,201,724

Accrued investment income                                                                51,695              50,999
Deferred policy acquisition costs                                                       122,591             108,406
Property and equipment at cost, less accumulated depreciation                             4,116               4,972
Deferred federal income taxes                                                           159,375             193,022
Other assets                                                                              7,442              12,780
Due from affiliates                                                                      21,639              12,044
Goodwill, less accumulated amortization (2002 - $5,720
      2001 - $5,720)                                                                    171,788             167,992
Assets held in separate accounts                                                      3,023,242           4,372,559
                                                                                  -------------      --------------

      Total assets                                                                $   8,808,364      $   10,025,352
                                                                                  =============      ==============







    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------


                                                                                   SEPTEMBER 30,        DECEMBER 31,
          POLICY RESERVES AND LIABILITIES AND SHAREHOLDER'S EQUITY                     2002                 2001
                                                                                  ----------------------------------
                                                                                    (UNAUDITED)
Policy reserves and liabilities:
    Future policy benefit reserves:
      Traditional and pre-need life insurance                                     $   1,860,905      $    1,796,952
      Interest sensitive and investment products                                      1,019,915           1,052,932
      Accident and health                                                             1,217,404           1,110,436
                                                                                  -------------      --------------

                                                                                      4,098,224           3,960,320

    Unearned revenues                                                                    48,795              54,811
    Other policy claims and benefits payable                                            254,390             265,702
    Policyholder dividends payable                                                        2,023               2,023
                                                                                  -------------      --------------

                                                                                      4,403,432           4,282,856

    Accrued expenses                                                                     92,264              92,783
    Current income taxes payable                                                          4,904              80,306
    Other liabilities                                                                   120,255             106,220
    Deferred gain on reinsurance ceded                                                  323,551             369,833
    Liabilities related to separate accounts                                          3,023,242           4,372,559
                                                                                  -------------      --------------

      Total policy reserves and liabilities                                           7,967,648           9,304,557
                                                                                  -------------      --------------

Shareholder's equity:
    Common stock, $5 par value:  authorized, issued and outstanding
        shares - 1,000,000                                                                5,000               5,000
    Additional paid-in capital                                                          516,570             516,570
    Retained earnings                                                                   235,664             170,811
    Unrealized gain on available-for-sale securities (net
        of deferred taxes 2002 - $45,643; 2001 - $16,099)                                84,766              29,899
    Unrealized loss due to foreign currency exchange                                     (1,284)             (1,485)
                                                                                  -------------      --------------

      Total shareholder's equity                                                        840,716             720,795
                                                                                  -------------      --------------

      Total policy reserves and liabilities and shareholder's equity              $   8,808,364      $   10,025,352
                                                                                  =============      ==============


    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
--------------------------------------------------------------------------------


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         2002              2001
                                                                                    ---------------------------------
                                                                                      (UNAUDITED)       (unaudited)
Revenues:
    Insurance operations:
    Traditional and pre-need life insurance premiums                                $     383,287   $       376,069
    Interest sensitive and investment product
        policy charges                                                                      1,953            46,371
    Accident and health insurance premiums                                                883,529           750,082
                                                                                    -------------   ---------------
                                                                                        1,268,769         1,172,522

    Net investment income                                                                 196,031           228,140
    Net realized gains (losses) on investments                                            (41,736)            8,483
    Amortization of gain on reinsured business                                             46,282            33,883
    Other income                                                                            7,502            12,492
                                                                                    -------------   ---------------
      Total revenues                                                                    1,476,848         1,455,520

Benefits and expenses:
    Benefits to policyholders:
      Traditional and pre-need life insurance                                             332,246           317,292
      Interest sensitive investment products                                                4,470            35,385
      Accident and health claims                                                          656,086           574,773
                                                                                    -------------   ---------------
                                                                                          992,802           927,450

    Policyholder dividends                                                                    167               875
    Amortization of deferred policy acquisition costs                                      35,120            44,096
    Insurance commissions                                                                 119,461           109,180
    General and administrative expenses                                                   233,658           220,711
                                                                                    -------------   ---------------
      Total benefits and expenses                                                       1,381,208         1,302,312
                                                                                    -------------   ---------------

Income before income taxes                                                                 95,640           153,208

Income tax expense
Current                                                                                    23,383           168,215
Deferred                                                                                    7,408          (115,736)
                                                                                    -------------   ---------------
                                                                                           30,791            52,479
                                                                                    -------------   ---------------
Net income                                                                          $      64,849   $       100,729
                                                                                    =============   ===============

Other comprehensive loss:
Unrealized (loss) gain on investments                                                      55,072            49,695
                                                                                    -------------   ---------------
Comprehensive income                                                                $     119,921   $       150,424
                                                                                    =============   ===============



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
--------------------------------------------------------------------------------


                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                          2002              2001
                                                                                   ---------------------------------
                                                                                      (UNAUDITED)       (unaudited)
Revenues:
    Insurance operations:
    Traditional and pre-need life insurance premiums                               $      125,469    $      121,758
    Interest sensitive and investment product
        policy charges                                                                        541             3,290
    Accident and health insurance premiums                                                296,208           255,065
                                                                                   --------------    --------------
                                                                                          422,218           380,113

    Net investment income                                                                  66,449            73,500
    Net realized gains (losses) on investments                                            (19,426)           10,132
    Amortization of gain on reinsured business                                             15,402            16,362
    Other income                                                                            2,119             3,934
                                                                                   --------------    --------------
      Total revenues                                                                      486,762           484,041

Benefits and expenses:
    Benefits to policyholders:
      Traditional and pre-need life insurance                                             108,435           100,581
      Interest sensitive investment products                                                1,159             4,451
      Accident and health claims                                                          218,995           191,279
                                                                                   --------------    --------------
                                                                                          328,589           296,311

    Policyholder dividends                                                                    572               116
    Amortization of deferred policy acquisition costs                                      13,295            11,872
    Insurance commissions                                                                  33,741            40,047
    General and administrative expenses                                                    76,205            70,152
                                                                                   --------------    --------------
      Total benefits and expenses                                                         452,402           418,498
                                                                                  ----------------   --------------

Income before income taxes                                                                 34,360            65,543

Income tax expense
Current                                                                                    24,184            18,034
Deferred                                                                                  (12,816)            4,112
                                                                                   --------------    --------------
                                                                                           11,368            22,146
                                                                                   --------------    --------------
Net income                                                                         $       22,992    $       43,397
                                                                                   ==============    ==============

Other comprehensive loss:
Unrealized gain (loss) on investments                                                      77,488            33,456
                                                                                  ---------------    --------------
Comprehensive income                                                              $       100,480    $       76,853
                                                                                  ===============    ==============




    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2002               2001
                                                                                  -----------------------------------
                                                                                    (UNAUDITED)         (unaudited)
Cash flows from operating activities:
    Net income                                                                    $     64,849         $     100,729
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for depreciation and amortization of goodwill                            1,003                 2,349
      Amortization of gain on reinsured business                                       (46,282)              (33,883)
      Amortization of investment (discounts) premiums, net                              (1,688)                 (534)
      Net realized losses (gains) on sold investments                                   41,736                (8,483)
      Policy acquisition costs deferred                                                (49,220)              (61,395)
      Amortization of deferred policy acquisition costs                                 35,120                44,096
      Provision for deferred federal income taxes                                        7,408              (115,736)
      (Decrease) increase in income taxes payable                                      (73,358)              166,935
      Change in receivables, accrued investment income, unearned premiums, accrued expenses, other assets, due to and
           from affiliates and other liabilities                                         7,260                66,199
      Increase in future policy benefit reserves for traditional,
           interest sensitive and accident and health  policies                        137,696                65,798
      Decrease in other policy claims and benefits and
           policyholder dividends payable                                              (11,312)                 (797)
      Gain on sale of property and equipment                                                --                (2,782)
                                                                                  ------------         -------------

      Net cash provided by operating activities                                        113,212               222,496
                                                                                  ------------         -------------

Cash flows from investing activities:
    Purchases of fixed maturity investments                                         (1,572,410)           (1,120,226)
    Sales and repayments of fixed maturity investments                               1,309,567             1,363,064
    Increase (decrease) in short-term investments                                      104,447              (362,904)
    Purchases of other investments                                                     (69,225)             (280,301)
    Sales of other investments                                                         120,614               333,399
    (Purchases) sales of property and equipment                                           (147)               20,670
    Cash disbursed pursuant to reinsurance agreement                                    (6,697)               (1,605)
                                                                                  ------------         -------------

      Net cash used in investing activities                                           (113,851)              (47,903)
                                                                                  ------------         -------------

Cash flows from financing activities:
    Activities related to investment products:
      Considerations received                                                               --                43,713
      Surrenders and death benefits                                                         --               (79,329)
      Dividends paid                                                                                         (75,000)
      Interest credited to policyholders                                                    --                 7,174
    Change in foreign exchange rate                                                       (782)                4,035
                                                                                  ------------         -------------

      Net cash used in financing activities                                               (782)              (99,407)
                                                                                  ------------         -------------

(Decrease) increase in cash and cash equivalents                                        (1,421)               75,186

Cash and cash equivalents at beginning of year                                          11,704                17,084
                                                                                  ------------         -------------

Cash and cash equivalents at end of year                                          $     10,283         $      92,270
                                                                                  ============         =============



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (unaudited)
(In thousands)
--------------------------------------------------------------------------------


       General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 2002 and the related statement of income for the nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

       Income tax payments were $98,763 and $1,323 for the nine months ended September 30, 2002 and 2001, respectively.

       The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At September 30, 2002, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

       The amortized cost and fair values of investments available-for sale were as follows at September 30, 2002:

                                                                 GROSS          GROSS
                                              AMORTIZED       UNREALIZED      UNREALIZED           FAIR
                                                 COST            GAINS          LOSSES            VALUE
    Fixed maturities:
      Governments                           $    164,696      $   12,771      $       60      $    177,407
      Public utilities                           251,017          18,468          10,318           259,167
      Industrial and miscellaneous             2,009,424         153,778          70,103         2,093,099
      Other                                      538,358          24,233              17           562,574
                                            ------------      ----------      ----------      ------------
Total fixed maturities                         2,963,495         209,250          80,498         3,092,247
    Equity securities                            128,908           6,604           9,630           125,882
                                            ------------      ----------      ----------      ------------
Total                                       $  3,092,403      $  215,854      $   90,128      $  3,218,129
                                            ============      ==========      ==========      ============


       The amortized cost and fair value in fixed maturities at September 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                AMORTIZED           FAIR
                                                                                   COST             VALUE

Due in one year or less                                                      $     61,569      $     62,106
Due after one year through five years                                             326,016           343,270
Due after five years through ten years                                            931,356           964,955
Due after ten years                                                             1,644,554         1,721,916
                                                                             ------------      ------------

Total                                                                        $  2,963,495      $  3,092,247
                                                                             ============      ============

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (unaudited)
(In thousands)
--------------------------------------------------------------------------------



       Proceeds from sales of investments in fixed maturities in the nine-month period ended September 30, 2002 and September 30, 2001 were $1,309,567 and $1,363,064 respectively. Gross gains of $23,260 and $33,882 and gross losses of $68,180 and $37,092 were realized during the nine month periods ended September 30, 2002 and 2001, respectively.

       Mortgage Loans
       The Company has issued commercial mortgage loans on properties located throughout the United States. Approximately 37.0% of outstanding principal is concentrated in the states of New York, California and Florida, at September 30, 2002. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

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

       The $1.12 billion purchase price was reallocated amongst the Company and other affiliates involved in the sale. The Sale resulted in a pre-tax deferred gain of approximately $395 million for the Company. The deferred gain will be amortized at the rate that earnings from the business sold would have been expected to emerge. Amortization of $43,670 has been included in income during the nine months ended September 30, 2002. The Company ceded $236,009 of premiums and $908,753 of reserves to Hartford through September 30, 2002.

       In the fourth quarter of 2001, the Company entered into a reinsurance agreement with Protective Life Corporation (Protective). The agreement, which became effective December 31, 2001, provided for the assumption of Protective's Dental Benefits Division on a 100% co-insurance basis. The Company assumed approximately $75,000 of reserves, $244,000 of assets including $147,000 of goodwill, and paid net cash of approximately $169,000 as of December 31, 2001.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS (unaudited)
(In thousands)
--------------------------------------------------------------------------------


       Net Investment Income and Net Realized (Losses) Gains on Investments:
       Major categories of net investment income and realized (losses) gains on investments for the first nine months of each year were as follows:


                                                                                   REALIZED GAIN (LOSS)
                                                    INVESTMENT INCOME                  ON INVESTMENTS
                                                   2002             2001            2002            2001

    Fixed maturities                            $ 152,072        $ 166,833       $ (44,920)     $  (3,210)
    Preferred stocks                                4,687            1,784             (66)            61
    Common stocks                                   3,490            9,658           2,400            815
    Mortgage loans on real estate                  39,142           50,595             919          7,810
    Policy loans                                      422            2,010              --             --
    Short-term investements                           178              846             (69)          (110)
    Real estate and other investments               1,945            1,219              --          3,117
                                                ---------        ---------       ---------      ---------
                                                  201,936          232,945         (41,736)         8,483
                                                                                 ---------      ---------
    Expenses                                       (5,905)          (4,805)
                                                ---------       ----------
                                                $ 196,031       $  228,140
                                                =========       ==========

                        FORTIS BENEFITS INSURANCE COMPANY

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001


REVENUES
Fortis Benefits Insurance Company (the "Company") distributes its products through a network of independent agents, brokers and financial institutions. The Company's major products offered are group dental, group disability, group medical, group life, pre-need annuity and life and accidental death coverages.

On December 31, 2001, the Company purchased (the "Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase includes primarily group dental products. The Company reinsured this business on a 100% coinsurance basis and will perform all administration activities. The Company assumed approximately $75 million of reserves, $244 million of assets including $147 million of goodwill, and paid net cash of approximately $169 million.

The purchase of the Protective business accounts for a $153 million increase in accident and health premiums from September 30, 2001 to September 30, 2002. During 2001, the Company began offering a new accidental death product through financial institutions. This business represents 6.6% and 3.6% of total accident and health premium as of September 30, 2002 and 2001 respectively. Rate increases in the group medical line resulted in a 19% decrease of group medical premium due to non-renewal of existing business and lower new sales.

Strong sales in the pre-need annuity and life line resulted in an increase of pre-need premium from nine months ended September 30, 2001 to nine months ended September 30, 2002 of 5%. On April 1, 2001, the Company entered into a coinsurance agreement with Hartford Financial Services Group ("Hartford") whereby the Company ceded the Investment Product block of business to the Hartford. Premium on this business represented 0% and 3.7% of total Company premium income for nine months ended September 30, 2002 and 2001, respectively.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Changes in interest rates during 2002 and 2001 resulted in recognition of realized gains and losses upon sales of securities. The Company had net capital losses from fixed maturity investments of $44.9 million and $3.2 million for the first nine months of 2002 and 2001, respectively.


BENEFITS
The total year-to-date policyholder benefit to premium ratio decreased from 79.1% to 78.2% from September 30, 2001 to September 30, 2002. The group dental, group disability, group medical, group life and pre-need benefit to premium ratios for the nine months ended September 30, were 73%, 88%, 65%, 75% and 102% respectively in 2002 and 75%, 86%, 75%, 73% and 100% respectively in 2001. Group disability claim incidence is higher and terminations lower during the nine months ended September 30, 2002 as compared to the same period ended September 30, 2001. The 10% decrease in the group medical benefit to premium ratio during the nine months of 2002 compared to the same period in 2001 is a result of pricing increases and improved administration on this business.


EXPENSES
Commission rates have increased slightly from levels in 2001. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio has decreased slightly from 18.8% at September 30, 2001 to 18.4% at September 30, 2002. 2001 expenses associated with the business reinsured by the Hartford had proportionally higher expenses on premium revenue than the remaining business' expense to premium levels. Offsetting this 2001 to 2002 decrease in expense to premium ratio are expense increases related to systems project costs. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.


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

The Company's fixed maturity investments consisted of 96.5% investment grade bonds as of September 30, 2002 and the Company does not expect this percentage to change significantly in the future.


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

Fortis Benefits Insurance Company
(Registrant)

Date:  November 12, 2002

/s/ Larry M. Cains
--------------------------------------------
Larry M. Cains
Treasurer
(on behalf of the Registrant and as its principal financial and chief accounting officer)

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, the undersigned Chief Executive Officer of Fortis Benefits Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1. I have reviewed the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2002 (this "Report");

     2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Report;

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) Designated such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

     c) Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this Report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                             /s/  Robert B. Pollock
                             --------------------------
                             Robert B. Pollock
                             Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, the undersigned Chief Financial Officer of Fortis Benefits Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1. I have reviewed the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2002 (this "Report");

     2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this Report;

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     a) Designated such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

     c) Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this Report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                             /s/  Larry M. Cains
                             --------------------------
                             Larry M. Cains
                             Chief Financial Officer