Form 10-K
period 2002-12-31
FORTIS BENEFITS INSURANCE CO
filed 2003-03-28
CIK 823533

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

       FOR THE FISCAL YEAR ENDED:
           DECEMBER 31, 2002

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

                      /X/  Yes                      / /  No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / / No /X/

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $0
                 --



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Fortis Benefits is a Minnesota corporation founded in 1910. It is qualified to sell life, health and annuity insurance in the District of Columbia and in all states except New York. Fortis Benefits is an indirectly wholly-owned subsidiary of Fortis, Inc., which is itself indirectly owned 50% by Fortis N.V. and 50% by Fortis (SA/NV). Fortis, Inc. manages the United States operations for these two companies.

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

    We offer and sell insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies. We market our products to small businesses and individuals through a national network of independent agents, brokers, and financial institutions.

    Effective April 1, 2001, Fortis Benefits contracted the administrative servicing obligations for its registered variable and market value adjusted insurance contracts to Hartford Life and Annuity Insurance Company ("Hartford L&A"), a subsidiary of The Hartford Financial Services Group ("Hartford"). Although Fortis Benefits remains responsible for all contract terms and conditions, Hartford L&A is responsible for servicing the contracts, including the payment of benefits, oversight of investment management (i.e., the Portfolios) and overall contract administration. This was part of a larger transaction whereby Hartford L&A reinsured all of the individual life insurance and annuity business of Fortis Benefits.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A shareholder meeting was held on April 30, 2002 to elect the current slate of directors of Fortis Benefits Insurance Company and minor amendments were made to the Bylaws of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Not applicable. There are no equity securities that are authorized for issuance pursuant to a compensation plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of certain financial data of Fortis Benefits. This summary has been derived in part from the financial statements of Fortis Benefits included elsewhere in this prospectus. You should read the following along with these financial statements.

                                                                          YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------
                    (IN THOUSANDS)                      2002          2001          2000         1999*        1998*
                    --------------                  -----------   -----------   -----------   ----------   ----------
INCOME STATEMENT DATA
  Premiums and policy charges...................    $ 1,686,364   $ 1,547,678   $ 1,604,244   $1,528,081   $1,333,258
  Net investment income.........................        258,590       306,377       331,380      289,719      234,043
  Net realized gains (losses) on investment.....        (45,801)      (34,437)      (21,629)      18,854       52,404
  Other income..................................         13,099        13,161         9,607       11,663       11,183
                                                    -----------   -----------   -----------   ----------   ----------
     TOTAL REVENUES.............................    $ 1,972,438   $ 1,884,958   $ 1,928,602   $1,849,418   $1,630,888
                                                    ===========   ===========   ===========   ==========   ==========
  Total benefits and expenses...................    $ 1,827,564   $ 1,722,125   $ 1,791,172   $1,714,876   $1,538,604
  Federal Income taxes..........................         44,225        55,474        44,820       44,869       30,402
  Net income....................................        100,648       107,359        92,610       89,673       61,882
BALANCE SHEET DATA
  Total assets..................................    $ 8,944,759   $10,025,352   $10,632,449   $9,610,139*  $7,578,055
  Total liabilities.............................      8,110,533     9,304,557     9,641,403    8,760,587*   6,692,587
  Total shareholder's equity....................        834,226       720,795       991,046      849,552*     885,468

-------------

* The Balance Sheet Data for 1999 and 1998 and the Income Statement Data for 1998 have not been restated to reflect the merger activity occurring in 2001. The remaining data for 1999 and 2000 have been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        FORTIS BENEFITS INSURANCE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              2002 COMPARED TO 2001

REVENUES

Fortis Benefits Insurance Company (the "Company") distributes its products through a network of independent agents, brokers and financial institutions. The Company's major products offered are group dental, group disability, group medical, group life, pre-need annuity and life and accidental death coverages.

On December 31, 2001, the Company purchased (the "Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase includes primarily group dental products. The Company reinsured this business on a 100% coinsurance basis and will perform all administration activities. The Company assumed approximately $75 million of reserves, $244 million of assets including $147 million of goodwill and intangibles, and paid net cash of approximately $169 million.

The purchase of the Protective business is the primary reason for the increase in accident and health premiums from December 31, 2001 to December 31, 2002. During 2001, the Company began offering a new accidental death product through financial institutions. This business represents 7.2% and 4.4% of total accident and health premium as of December 31, 2002 and 2001 respectively. Rate increases in the group medical line resulted in a 19.5% decrease of group medical premium due to non-renewal of existing business and lower new sales.

Strong sales in the pre-need annuity and life line resulted in an increase of pre-need premium from December 31, 2001 to December 31, 2002 of 4%. On April 1, 2001, the Company entered into a coinsurance agreement with Hartford Financial Services Group ("Hartford") whereby the Company ceded the Investment Product block of business to the Hartford. Premium on this business represented 0% and 2% of total Company premium income for the year ended December 31, 2002 and 2001, respectively.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Investment income decreased from $306 million in 2001 to $259 million in 2002 due to lower yielding investment markets. Changes in interest rates during 2002 and 2001 resulted in recognition of realized gains and losses upon sales of securities. The Company had more capital losses from fixed maturity investments in 2002 as compared to 2001.

BENEFITS

The total year-to-date policyholder benefit to premium ratio decreased from 80% to 77% from December 31, 2001 to December 31, 2002. The group dental, group disability, group medical, group life and pre-need benefit to premium ratios for the year ended December 31, were 72%, 87%, 66%, 74% and 101% respectively in 2002 and 73%, 88%, 75%, 72% and 103% respectively in 2001. The 9% decrease in the group medical benefit to premium ratio during 2002 compared to 2001 is a result of pricing increases and improved administration on this business.

EXPENSES

Commission rates have increased slightly from levels in 2001. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio has decreased slightly from 18.6% at December 31, 2001 to 18.3% at December 31, 2002. 2001 expenses associated with the business reinsured by the Hartford had proportionally higher expenses on premium revenue than the remaining business' expense to premium levels. Offsetting this 2001 to 2002 decrease in expense to premium ratio are expense increases related to systems project costs. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

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

Equity market risk exposure is not significant. Equity investments in the general account are not material enough to threaten solvency and contract owners bear the investment risk related to the variable products. Therefore, the risks associated with the investments supporting the variable separate accounts are assumed by contract owners, not by the Company. The Company provides certain minimum death benefits that depend on the performance of the variable separate accounts. Currently these death benefit risks are reinsured which then protects the Company from adverse mortality experience and prolonged capital market decline.

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

The Company's fixed maturity investments consisted of 97.3% investment grade bonds as of December 31, 2002 and the Company does not expect this percentage to change significantly in the future.

CRITICAL ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of December 31, 2002 and the reported amounts of revenues and expenses for the year ended December 31, 2002.

The most critical estimates include those used in determining deferred policy acquisition costs, impairment losses on investment and federal income taxes.

DEFERRED POLICY ACQUISITION COSTS

The costs of acquiring new business, which vary with and are directly related to the production of new business, are deferred to the extent recoverable and amortized. For traditional and pre-need life insurance and long-term care products (included as accident and health products), such costs are amortized over the premium paying period. For interest sensitive and investment products, such costs are amortized in relation to expected future gross profits. Estimation of future gross profits requires significant management judgment and is reviewed periodically. As excess amounts of deferred costs over future premiums or gross profits are identified, such excess amounts are expensed.

See note 2 to the financial statements for a discussion of the Company's accounting policies, including recently issued accounting pronouncements.

IMPAIRMENT LOSSES ON INVESTMENTS

The Company regularly reviews its fixed maturities and equity securities portfolio to evaluate the necessity of recording impairment loss for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, violations of financial covenants, public securities trading at a substantial discount to par as a result of credit concerns, securities with a market value less than carrying value for an extended period of time and other subjective factors relating to the issuer. Other than temporary impairments are recorded at the end of each quarter based on the fair value of the security at the reporting date.

FEDERAL INCOME TAXES

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and the tax bases and are measured using the currently enacted tax rates.


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

Equity market risk exposure is not significant. Equity investments in the general account are not material enough to threaten solvency and contract owners bear the investment risk related to the variable products. Therefore, the risks associated with the investments supporting the variable separate accounts are assumed by contract owners, not by the Company. The Company provides certain minimum death benefits that depend on the performance of the variable separate accounts. Currently these death benefit risks are reinsured which then protects the Company from adverse mortality experience and prolonged capital market decline.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



Robert Brian Pollock, 47    President and Chief Executive Officer;
Director since 1988
Michael John Peninger, 47   Executive Vice President-(President-Group
Director since 1998         Nonmedical)
Benjamin Cutler, 58         Executive Vice President
Larry M. Cains, 56          Treasurer: Senior Vice President of Fortis, Inc.
Lesley Silvester, 56        Executive Vice President of Fortis, Inc.
Director since 2001
J. Kerry Clayton, 56        Chairman and Chief Executive Officer of Fortis, Inc.
Chairman of the Board       Before then President and Chief Operating Officer of
since 2000                  Fortis, Inc.;
Arie Aristide Fakkert, 58   General Manager of Fortis International N.V.
Director Since 1987
Alan W. Feagin, 56          Executive Vice President (President-Fortis Family)
Director since 1998
Katherine L. Greenzang, 38  Secretary; Senior Vice President-Legal of Fortis,
                            Inc.
Miles B. Yakre, 34          Vice President and Corporate Actuary; Vice
                            President and Corporate Actuary of Fortis, Inc.

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

                           SUMMARY COMPENSATION TABLE



----------------------------------------------------------------------------------------------------------------------------------
                                                           ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION                  YEAR     SALARY       BONUS    OTHER ANNUAL   RIGHTS AWARDED/     LTIP     ALL OTHER
                                                                            COMPENSATION   APPRECIATION      PAYOUTS  COMPENSATION
                                                                                           RIGHTS PLAN
----------------------------------------------------------------------------------------------------------------------------------
ROBERT B. POLLOCK                             2002        0          0           0             0               0           0
  President and Chief Executive Officer       2001        0          0           0             0               0           0
                                              2000        0          0           0             0               0           0
----------------------------------------------------------------------------------------------------------------------------------
Michael J  Peninger                           2002     390,000     36,675        0           12,136         216,397     29,867
                                              2001     375,000    155,025        0           11,778          73,421     37,101
                                              2000     300,000    177,375        0            9,888          47,341     15,300
----------------------------------------------------------------------------------------------------------------------------------
Alan Feagin                                   2002     390,000    220,500        0           13,699         482,841     42,735
                                              2001     375,000     65,625        0           16,833          58,671     30,843
                                              2000     300,000     76,154        0           13,987          62,763     15,393
----------------------------------------------------------------------------------------------------------------------------------
William B Robinson                            2002     290,000    132,873        0           10,371               0     29,867
                                              2001     275,600     93,333        0            6,662          75,867     25,825
                                              2000     224,000    155,313        0            3,602          49,771      6,300
----------------------------------------------------------------------------------------------------------------------------------
Richard C. Myers Jr.                          2002     235,010     79,029        0            2,540         109,035     21,982
                                              2001     224,675     33,824        0            3,103          25,669     18,894
                                              2000     215,000     49,673        0            3,201          36,288     15,600
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

          Aggregated Appreciation Rights Exercised in Last Fiscal Year
                      and FY-End Appreciation Rights Values

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Value of Unexercised
                                                                       Number of Appreciation Rights      In-the-Money
                                                                       Unexercised at                     Appreciation Rights
                                                                       FY-End                             At FY-End

                                                                       Exercisable/                       Exercisable/
Name                       Rights Exercised     Value Realized         Unexercisable                      Unexercisable
---------------------------------------------------------------------------------------------------------------------------------

Robert B. Pollock                 0                    0                     0/0                               0/0
---------------------------------------------------------------------------------------------------------------------------------

Michael J Peninger                0                    0                18747/21106a                            *
                                                                          2089/2808c                            *
---------------------------------------------------------------------------------------------------------------------------------

Alan Feagin                       0                    0                28962/27724b                            *
                                                                          2129/2808c                            *
---------------------------------------------------------------------------------------------------------------------------------

William B Robinson                0                    0                    0/11029b                            *
                                                                          6353/1119c                            *
---------------------------------------------------------------------------------------------------------------------------------

Richard C. Myers Jr.              0                    0                  6579/5124b                            *
                                                                            484/519c                            *
---------------------------------------------------------------------------------------------------------------------------------


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

                 Appreciation Rights Grants in Last Fiscal Year


                                                                                                         Potential
                                                                                                         Realizable Value at
                                                                                                         Assumed Annual
                                                                                                         Rates of Right Price
                                                                                                         Appreciation
                                                                                                         for Option Term (b)
                                                                                                         -------------------

                                                       INDIVIDUAL GRANTS

------------------------------------------------------------------------------------------------------------------------------

                           APPRECIATION         % OF TOTAL RIGHTS
                           RIGHTS               GRANTED TO EMPLOYEES        STRIKE     EXPIRATION
NAME                       GRANTED (a)          IN FISCAL YEAR              PRICE        DATE              5%           10%
------------------------------------------------------------------------------------------------------------------------------

ROBERT B. POLLOCK             0                         0                        0             0              0             0
------------------------------------------------------------------------------------------------------------------------------

Michael J Peninger          10636(c)                   32%                 $ 71.50      12/31/12        $46,218       $111,341
                             1500(e)                   32%                  169.00      12/31/12         15,407         37,115
------------------------------------------------------------------------------------------------------------------------------

Alan Feagin                 12199(d)                   48%                   62.34      12/31/12         46,219        111,343
                             1500(e)                   48%                  169.00      12/31/12         15,407         37,115
------------------------------------------------------------------------------------------------------------------------------

William B Robinson           4885(d)                   19%                   62.34      12/31/12         10,930         26,332
                              601(e)                   19%                  169.00      12/31/12          6,173         14,871
------------------------------------------------------------------------------------------------------------------------------

Richard C. Myers Jr.         2262(d)                    9%                   62.34      12/31/12          8,570         20,646
                              278(e)                    9%                  169.00      12/31/12          2,855          6,879
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

(c)   Rights related to Fortis Benefits Insurance Company

(d)   Rights related to Fortis Family

(e)   Rights related to Fortis Inc

    As additional compensation to its employees and executive officers, Fortis Benefits has established the Fortis Pension Plan and the Fortis Executive Pension Plan which generally provide an annual annuity benefit upon retirement at age 65 (or a reduced benefit upon early retirement) equal to: .9% of the employee's Average Annual compensation up to the employee's social security covered compensation, plus 1.3% of average annual compensation above the social security covered compensation. The compensation recognized under the plan is limited by an amount ($295,000 in 2002) that is annually adjusted by an index.

    The following table illustrates the COMBINED estimated life annuity benefit payable from the Fortis Pension Plan and the Fortis Executive Pension Plan to employees with the specified Final Average Salary and years of service upon retirement.

            COMBINED BENEFITS PAYABLE AS OF DECEMBER 31, 2002 UNDER
         THE FORTIS PENSION PLAN AND THE FORTIS EXECUTIVE PENSION PLAN
                        FOR EXECUTIVES RETIRING IN 2002*

                                                      YEARS OF SERVICE
                             ------------------------------------------------------------------
2001 EARNINGS                   10         15         20         25         30          35
---------------------------  ---------  ---------  ---------  ---------  ---------  -----------

$125,000...................    $14,672  $  22,008  $  29,344  $  36,681  $  44,017  $    51,353
 150,000...................     17,922     26,883     35,844     44,809     53,767       62,728
 175,000...................     21,172     31,758     42,344     52,931     63,517       74,103
 200,000...................     24,422     36,633     48,844     61,056     73,267       85,478
 225,000...................     27,762     41,508     55,344     69,181     83,017       96,853
 250,000...................     30,922     46,383     61,844     77,306     92,767      108,228
 275,000...................     33,842     50,764     67,685     84,606    101,527      118,449
 285,000...................     34,362     51,544     68,725     85,906    103,087      120,268
 295,000+..................     34,622     51,934     69,245     86,556    103,867      121,178

ASSUMPTIONS:

Earnings remain constant
The benefit is based on the Final Average Benefit formula
The employee is age 60 in 2002

------------------------

* The table excludes social security benefits. In general, for the purposes of these plans, compensation includes salary and bonuses. The credited years of service with Fortis Benefits for these individuals named in the Summary Compensation Table above are as follows: 20.5, 16, 13, 17 and 17, respectively.

    In addition, Fortis Benefits provides an unfunded Supplemental Executive Retirement Plan for certain executives of Fortis Benefits. Under the Supplemental Executive Retirement Plan ("SERP"), the annual benefit is calculated by subtracting the benefit payable under the Fortis Pension Plan and the estimated Social Security benefit from the "Target Benefit". The "Target Benefit" is equal to 2.5% of Final Salary times years of service. Upon retirement prior to age 60, early retirement reductions apply. The salary used to calculate the Final Salary consists of regular compensation and the annual target incentive bonus of the participant. Messrs. Pollock, Peninger, Feagin and Robinson are participants in this plan.

    The following table illustrates the COMBINED estimated life annuity benefit payable from the Fortis Pension Plan and the Fortis Executive Pension Plan to employees with the specified Final Average Salary and years of service upon retirement.

            COMBINED BENEFITS PAYABLE AS OF DECEMBER 31, 2002 UNDER
     THE FORTIS PENSION PLAN AND THE FORTIS EXECUTIVE PENSION PLAN AND SERP
                        FOR EXECUTIVES RETIRING IN 2002*

                                                      YEARS OF SERVICE
                             ----------------------------------------------------------------
2002 EARNINGS                   10         15         20         25         30          35
---------------------------  ---------  ---------  ---------  ---------  ---------  ---------

$  400,000.................   $ 82,192  $ 132,192  $ 182,192  $ 182,192  $ 182,192  $ 182,192
   600,000.................    132,192    207,192    282,192    282,192    282,192    282,192
   800,000.................    182,192    282,192    382,192    382,192    382,192    382,192
 1,000,000.................    232,192    357,192    482,192    482,192    482,192    482,192
 1,200,000.................    282,192    432,192    582,192    582,192    582,192    582,192
 1,400,000.................    332,192    507,192    682,192    682,192    682,192    682,192
 1,600,000.................    382,192    582,192    782,192    782,192    782,192    782,192

ASSUMPTIONS:
Earnings (base plus target)
The benefit is based on the Final Average Benefit formula
The employee is age 60 in 2002 (NRA under SERP)

------------------------
* The table excludes social security benefits. In general, for the purposes of these plans, compensation includes salary and bonuses under the SERP. The credited years of service with Fortis Benefits for these individuals named in the Summary Compensation Table above are as follows: Pollock-21.6, Peninger-17.2, Feagin-13.7, Robinson 18.1, Meyers is not a SERP participant.

ITEM 12.(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                  PERCENTAGE
                                                  NUMBER OF     OF OUTSTANDING
     NAME AND ADDRESS OF BENEFICIAL OWNER          SHARES       VOTING SHARES
-----------------------------------------------  -----------  ------------------

Fortis, Inc.                                       1,000,000         100%
 One Chase Manhattan Plaza
 New York, NY 10005


------------------------

(b) Security Ownership of Management

    None

(c) Changes in Control

    None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 14.  CONTROLS AND PROCEDURES

    The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

    Within 90 days of the filing of this report, the Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures, Based on, and as of the date of, that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effectively serving the stated purposes.

    In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation. No significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no corrective action is required to be taken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)The following financial statements of Fortis Benefits Insurance Company are included in Item 8:

      Report of Independent Accountants

      Balance Sheets at December 31, 2002 and 2001

      Statements of Income for the years ended December 31, 2002, 2001, and 2000

      Statements of Changes in Shareholder's Equity for the years ended December 31, 2002, 2001, and 2000

      Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

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

      99. Fortis Benefits Insurance Company Financial Statements.

      99.1 Written Statement of Chief Executive Officer.

      99.2 Written Statement of Chief Financial Officer.

(b)   Reports on Form 8-K filed in the fourth quarter of 2002

      None

(c)   Exhibits

      Included in 14 (a)(3) above

(d)   Financial Statements Schedules

      Included in 14 (a)(2) above

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2003.

                                            FORTIS BENEFITS INSURANCE COMPANY
                                                        Registrant

                                By              /s/ ROBERT B. POLLOCK
                                      -----------------------------------------
                                                 Robert B. Pollock,
                                                    PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

                                By             /s/ LARRY M. CAINS
                                      -----------------------------------------
                                                  Larry M. Cains
                                                    Treasurer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on this 27th day of March, 2003. The following persons represent a majority of the Board of Directors of Fortis Benefits Insurance Company:

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

             /s/ LESLEY G. SILVESTER        Director
     -------------------------------------
               Lesley G. Silvester

*By          /s/ ROBERT B. POLLOCK
     -------------------------------------
              Robert B. Pollock,
              ATTORNEY-IN-FACT

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, the undersigned Chief Executive Officer of Fortis Benefits Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1. I have reviewed the Annual Report on Form 10-K of the Company for the period ended December 31, 2002 (this "Report");

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

Date: March 27, 2003

                             /s/  Robert B. Pollock
                             --------------------------
                             Robert B. Pollock
                             Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, the undersigned Chief Financial Officer of Fortis Benefits Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     1. I have reviewed the Annaul Report on Form 10-K of the Company for the period ended December 31, 2002 (this "Report");

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

Date: March 27, 2003

                             /s/  Larry M. Cains
                             --------------------------
                             Larry M. Cains
                             Treasurer and Director