Form 10-Q
period 2003-03-31
FORTIS BENEFITS INSURANCE CO
filed 2003-05-14
CIK 823533

          SECURITIES AND EXCHANGE COMMISSION

          WASHINGTON, D.C. 20549

          FORM 10-Q

          (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

          Indicate by check mark whether the registrant is an accelerated filer
          (as defined in Rule 12b-2 of the Exchange Act). Yes   No  X

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2003           2002
                                                                                -----------   --------------
                                                                                (UNAUDITED)
                                     ASSETS

Investments:
    Fixed maturities, at fair value (amortized cost 2003 - $3,056,046;
        2002 - $2,884,670                                                       $ 3,253,722   $    3,044,689
    Equity securities, at fair value (cost 2002 - $167,241;
        2002 - $108,002)                                                            168,760          102,214
    Mortgage loans on real estate, less allowance for possible losses
        (2003-- $12,955, 2002--$13,228)                                             584,317          578,517
    Policy loans                                                                     10,352           10,301
    Short-term investments                                                          116,466          282,383
    Real estate and other investments                                                63,466           62,248
                                                                                -----------   --------------
                                                                                  4,197,083        4,080,352

Cash and cash equivalents                                                             7,255            9,660

Receivables:
    Uncollected premiums                                                             61,943           62,480
    Reinsurance recoverable on unpaid and paid losses                             1,151,021        1,151,186
    Other                                                                            23,736           16,183
                                                                                -----------   --------------

                                                                                  1,236,700        1,229,849

Accrued investment income                                                            51,932           45,584
Deferred policy acquisition costs                                                   128,695          123,813
Property and equipment at cost, less accumulated depreciation                         3,478            3,796
Federal income tax recoverable                                                        5,068            8,258
Deferred federal income taxes                                                       102,900          125,317
Other assets                                                                          7,560            7,746
Identifiable intangible assets, less accumulated amortization (2003 - $1,751;        25,749           27,400
      2002 - $1,400)
Goodwill                                                                            156,006          156,006
Assets held in separate accounts                                                  3,676,204        3,126,978
                                                                                -----------   --------------

      Total assets                                                              $ 9,598,630   $    8,944,759
                                                                                ===========   ==============

    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                        MARCH 31,     DECEMBER 31,
                                                                          2003           2002
                                                                       -----------   --------------
                                                                       (UNAUDITED)
            POLICY RESERVES AND LIABILITIES AND SHAREHOLDER'S EQUITY

Policy reserves and liabilities:
    Future policy benefit reserves:
      Traditional and pre-need life insurance                          $ 1,909,076   $    1,881,137
      Interest sensitive and investment products                         1,036,017        1,020,724
      Accident and health                                                1,303,392        1,264,565
                                                                       -----------   --------------

                                                                         4,248,485        4,166,426

    Unearned revenues                                                       50,561           50,145
    Other policy claims and benefits payable                               243,829          257,880
    Policyholder dividends payable                                           1,856            1,876
                                                                       -----------   --------------
                                                                         4,544,731        4,476,327

    Accrued expenses                                                        87,335           96,099
    Other liabilities                                                      107,270           99,120
    Deferred gain on reinsurance ceded                                     292,864          308,167
    Due to affiliates                                                        5,807            3,842
    Liabilities related to separate accounts                             3,676,204        3,126,978
                                                                       -----------   --------------

      Total policy reserves and liabilities                              8,714,211        8,110,533
                                                                       -----------   --------------

Shareholder's equity:
    Common stock, $5 par value:  authorized, issued and outstanding
        shares - 1,000,000                                                   5,000            5,000
    Additional paid-in capital                                             516,570          516,570
    Retained earnings                                                      228,981          211,459
    Accumulated other comprehensive income                                 133,868          101,197
                                                                       -----------   --------------

      Total shareholder's equity                                           884,419          834,226
                                                                       -----------   --------------

      Total policy reserves and liabilities and shareholder's equity   $ 9,598,630   $    8,944,759
                                                                       ===========   ==============

    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED MARCH 31,
                                                            2003            2002
                                                        ------------    ------------
                                                         (UNAUDITED)     (UNAUDITED)
Revenues:
    Insurance operations:
    Traditional and pre-need life insurance premiums    $    122,777    $    128,459
    Interest sensitive and investment product
        policy charges                                           441             648
    Accident and health insurance premiums                   307,830         289,726
                                                        ------------    ------------
                                                             431,048         418,833

    Net investment income                                     62,099          66,018
    Net realized (losses) gains on investments                (4,557)            454
    Amortization of gain on reinsured business                15,303          15,478
    Other income                                               2,939           2,950
                                                        ------------    ------------
      Total revenues                                         506,832         503,733

Benefits and expenses:
    Benefits to policyholders:
      Traditional and pre-need life insurance                116,718         117,059
      Interest sensitive investment products                     387           1,892
      Accident and health claims                             226,309         221,693
                                                        ------------    ------------
                                                             343,414         340,644

    Policyholder dividends                                        54              69
    Amortization of deferred policy acquisition costs         12,925          10,210
    Insurance commissions                                     39,801          34,833
    General and administrative expenses                       82,576          80,925
                                                        ------------    ------------
      Total benefits and expenses                            478,770         466,681
                                                        ------------    ------------

Income before income taxes                                    28,062          37,052

Federal income taxes                                           9,762          11,868
                                                        ------------    ------------
Net income                                              $     18,300    $     25,184
                                                        ------------    ------------

Other comprehensive income (loss):
Unrealized gain (loss) on investments                         32,671         (43,191)
                                                        ------------    ------------
Comprehensive income (loss)                             $     50,971    $    (18,007)
                                                        ============    ============

    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                        2003              2002
                                                                    -------------    -------------
                                                                     (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
    Net income                                                      $      18,300    $      25,184
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for depreciation and amortization of goodwill                 211              132
      Amortization of gain on reinsured business                          (15,303)         (15,478)
      Amortization of investment premiums (discounts), net                    192           (1,168)
      Net realized losses (gains) on sold investments                       4,557             (454)
      Policy acquisition costs deferred                                   (15,946)         (13,238)
      Amortization of deferred policy acquisition costs                    12,925           10,210
      Provision for deferred federal income taxes                           7,423           16,473
      Decrease (Increase) in income taxes recoverable                       3,326          (92,731)
      Change in receivables, accrued investment income, unearned premiums, accrued expenses, other assets, due to and
           from affiliates and other liabilities                           (9,647)         (33,208)
      Increase in future policy benefit reserves for traditional,
           interest sensitive and accident and health  policies            71,576           84,938
      Decrease in other policy claims and benefits and
           policyholder dividends payable                                 (14,076)          (1,193)
                                                                    -------------    -------------

      Net cash (provided by) used in operating activities                  63,538          (20,533)
                                                                    -------------    -------------

Cash flows from investing activities:
    Purchases of fixed maturity investments                              (370,950)        (706,820)
    Sales and repayments of fixed maturity investments                    199,564          482,302
    Purchases of short-term investments                                  (750,471)              --
    Sales and repayments of short-term investments                        916,398          252,860
    Purchases of other investments                                        (86,581)         (84,596)
    Sales of other investments                                             24,059           68,654
    Purchases of property and equipment                                        --              (33)
    Sales and repayments of property and equipment                            106               --
                                                                    -------------    -------------

      Net cash used in (provided by) investing activities                 (67,875)          12,367
                                                                    -------------    -------------

Cash flows from financing activities:
    Change in foreign exchange rate                                         1,932              (34)
                                                                    -------------    -------------

      Net cash (used in) provided by financing activities                   1,932              (34)
                                                                    -------------    -------------

Decrease in cash and cash equivalents                                      (2,405)          (8,200)

Cash and cash equivalents at beginning of year                              9,660           11,704
                                                                    -------------    -------------

Cash and cash equivalents at end of year                            $       7,255    $       3,504
                                                                    =============    =============


    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------

       General: The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of March 31, 2003 and the related statement of income for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002.

       Income tax receipts (payments) were $998 and $(88,134) for the three months ended March 31, 2003 and 2002, respectively.

       The classification of fixed maturity investments is to be made at the time of purchase and, prospectively, that classification is expected to be reevaluated as of each balance sheet date. At March 31, 2003, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

       The amortized cost and fair values of investments available-for sale were as follows at March 31, 2003:

                                                  GROSS        GROSS
                                   AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                     COST         GAINS        LOSSES       VALUE
                                   ----------   ----------   ----------   ----------
Fixed maturities:
    Governments                    $  177,963   $   11,457   $      170   $  189,250
    Public utilities                  203,046       19,161        1,247      220,960
    Industrial and miscellaneous    2,136,179      161,734       12,467    2,285,446
    Other                             538,858       24,272        5,064      558,066
                                   ----------   ----------   ----------   ----------
Total fixed maturities              3,056,046      216,624       18,948    3,253,722
    Equity securities                 167,241        3,731        2,212      168,760
                                   ----------   ----------   ----------   ----------
Total                              $3,223,287   $  220,355   $   21,160   $3,422,482
                                   ==========   ==========   ==========   ==========

       The amortized cost and fair value in fixed maturities at March 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------

                                                AMORTIZED       FAIR
                                                  COST         VALUE
                                                ----------   ----------
Due in one year or less                         $   37,965   $   44,711
Due after one year through five years              413,438      440,862
Due after five years through ten years             977,190    1,037,742
Due after ten years                              1,627,453    1,730,407
                                                ----------   ----------
Total                                           $3,056,046   $3,253,722
                                                ==========   ==========

       Proceeds from sales of investments in fixed maturities in the three-month period ended March 31, 2003 and March 31, 2002 were $199,564 and $482,302 respectively. Gross gains of $4,264 and $9,484 and gross losses of $8,583 and $11,606 were realized on sales during the three month periods ended March 31, 2003 and 2002, respectively.

       Mortgage Loans

       The Company has issued commercial mortgage loans on properties located throughout the United States. Approximately 36% of outstanding principal is concentrated in the states of New York, California and Florida, at March 31, 2003. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

       Net Investment Income and Net Realized (Losses) Gains on Investments:
       Major categories of net investment income and realized (losses) gains on investments for the first three months of each year were as follows:

                                                                      REALIZED GAIN (LOSS)
                                            INVESTMENT INCOME            ON INVESTMENTS
                                           2003          2002          2003          2002
                                        ----------    ----------    ----------    ----------
    Fixed maturities                    $   48,001    $   50,117    $   (4,319)   $   (2,122)
    Preferred stocks                         1,948         1,451          (248)           32
    Common stocks                               42         1,543            --         1,593
    Mortgage loans on real estate           12,150        13,494            --         1,029
    Policy loans                               138           129            --            --
    Short-term investments                     745            65            10           (78)
    Real estate and other investments        1,203         1,188            --            --
                                        ----------    ----------    ----------    ----------
                                            64,227        67,987    $   (4,557)   $      454
                                                                    ----------    ----------
    Expenses                                (2,128)       (1,969)
                                        ----------    ----------
                                        $   62,099    $   66,018
                                        ----------    ----------

       Other than temporary impairments (OTTI) are included in realized gain and losses and consist of $7,511 and $0 for fixed maturities in 2003 and 2002, respectively. OTTI write-downs are recorded at the end of each quarter based on the fair value of the security as of the reporting date.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    MARCH 31, 2003 COMPARED TO MARCH 31, 2002

REVENUES

Fortis Benefits Insurance Company (the "Company") distributes its products through a network of independent agents, brokers and financial institutions. The Company's major products offered are group disability, group dental, group life, group medical, pre-need annuity and life and accidental death coverages.

The Company's increase in accident and health premium is primarily due to the Company's increase in disability premium assumed. Accidental death premium in the accident and health line increased as a result of increases in new business sales. Offsetting the disability and accidental death premium increases is a decrease in the group medical line due to higher lapse rates.

The group life products experienced slower sales and lower persistency during the first quarter of 2003, reflecting lower life premium levels when compared to the first quarter of 2002.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Investment income decreased from $66 million during the three months ended March 31, 2002 to $62 million during the three months ended March 31, 2003 due to lower yielding investment markets. Changes in interest rates during the first quarter of 2002 and 2003 resulted in recognition of realized gains and losses upon sales of securities. The Company had more capital losses from fixed maturity investments in 2003 as compared to 2002.

BENEFITS

The total year-to-date policyholder benefit to premium ratio decreased from 81.3% to 79.7% for the three months ended March 31, 2002 to March 31, 2003, respectively. The group disability, group dental, group life, group medical, pre-need and accidental death benefit to premium ratios for the three months ended March 31, were 89%, 67%, 84%, 69%, 106% and 40% respectively in 2003 and 89%, 72%, 84%, 69%, 102% and 67% respectively in 2002. The decrease in the dental loss ratio was due to favorable claim experience.

EXPENSES

Commission rates have increased from levels in 2002. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------

The Company's general and administrative expense to premium ratio remained flat at 19% at the end of the first quarter of 2003 and 2002. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

MARKET RISK AND RISK MANAGEMENT

Interest rate risk is the Company's primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and market value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The market value of the Company's fixed maturity and mortgage loan portfolios generally increases when interest rates decrease and decreases when interest rates increase.

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

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the Company have been met by funds provided from operations, including investment income. Funds are principally used to provide for policy benefits, operating expenses, commissions and investment purchases. The impact of the declining inforce medical business has been considered in evaluating the Company's future liquidity needs. The Company expects its operating activities to continue to generate sufficient funds.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------

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

The Company's fixed maturity investments consisted of 93% investment grade bonds as of March 31, 2003 and the Company does not expect this percentage to change significantly in the future.

REGULATION

The Company is subject to the laws and regulations established by the Minnesota State Insurance Department governing insurance business conducted in Minnesota State. Periodic audits are conducted by the Minnesota Insurance Department related to the Company's compliance with these laws and regulations. To date, there have been no adverse findings regarding the Company's operations.

ITEM 4.    CONTROLS AND PROCEDURES.

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

Within 45 days of the filing of this report, the Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures. Based on, and as of the date of, that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effectively serving the stated purposes. During the review and evaluation an internal control issue was noted. It was determined that the preparation of certain cash and suspense account reconciliations had been delayed and that reconciling items had not been resolved on a timely basis. The Company promptly developed written guidelines with regard to account reconciliation controls and implemented those controls during first quarter of 2003.

In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation. Other than as noted above no significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no further corrective action is required to be taken.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

    None

Item 2.   Changes in Securities

    None

Item 3.   Defaults Upon Senior Securities

    None

Item 4.   Submission of Matters to a Vote of Security Holders

    None

Item 5.   Other Information

    None

Item 6.   Exhibits and Reports on Form 8-K

    a. Written Statement of Chief Executive Officer (Exhibit 99.1) Written Statement of Chief Financial Officer (Exhibit 99.2)

    b.   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)

Date:  May 13, 2003


Larry Cains
Controller and Treasurer
(on behalf of the Registrant and as its
principal financial and chief
accounting officer)

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, the undersigned Chief Executive Officer of Fortis Benefits Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2003 (this "Report");

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

Date: May 13, 2003

                             /s/ ROBERT B. POLLOCK
                             --------------------------
                             Robert B. Pollock
                             Chief Executive Officer

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(In thousands)
--------------------------------------------------------------------------------

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, the undersigned Chief Financial Officer of Fortis Benefits Insurance Company (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         1. I have reviewed the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2003 (this "Report");

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

Date: May 13, 2003

                             /s/ LARRY M. CAINS
                             --------------------------
                             Larry M. Cains
                             Chief Financial Officer