Form 10-Q
period 2003-06-30
FORTIS BENEFITS INSURANCE CO
filed 2003-08-13
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                ASSETS                                          JUNE 30,    DECEMBER 31,
                                                                                  2003          2002
                                                                               -------------------------
                                                                               (UNAUDITED)
Investments:
  Fixed maturities, at fair value (amortized cost 2003 - $3,112,054;
      2002 - $2,884,670                                                         $3,428,194   $3,044,689
  Equity securities, at fair value (cost 2003 - $192,902;
      2002 - $108,002)                                                             203,190      102,214
  Mortgage loans on real estate, less allowance for possible losses
      (2003-- $13,275, 2002--$13,228)                                              592,780      578,517
  Policy loans                                                                      10,466       10,301
  Short-term investments                                                           138,731      282,383
  Real estate and other investments                                                 63,793       62,248
                                                                               ----------   ----------

                                                                                 4,437,154    4,080,352

Cash and cash equivalents                                                           14,086        9,660

Receivables:
  Uncollected premiums                                                              61,088       62,480
  Reinsurance recoverable on unpaid and paid losses                              1,166,191    1,151,186
  Other                                                                             23,944       16,183
                                                                                ----------   ----------

                                                                                 1,251,223    1,229,849

Accrued investment income                                                           48,656       45,584
Deferred policy acquisition costs                                                  134,092      123,813
Property and equipment at cost, less accumulated depreciation                        3,191        3,796
Federal income tax recoverable                                                           -        8,258
Deferred federal income taxes                                                       47,342      125,317
Other assets                                                                         6,135        7,746
Identifiable intangible assets, less accumulated amortization (2003 - $2,102;       26,698       27,400
    2002 - $1,400)
Goodwill                                                                           158,145      156,006
Assets held in separate accounts                                                 3,256,988    3,126,978
                                                                                ----------   ----------
    Total assets                                                                $9,383,710   $8,944,759
                                                                                ==========   ==========


    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                                          JUNE 30,    DECEMBER 31,
  POLICY RESERVES AND LIABILITIES AND SHAREHOLDER'S EQUITY                  2003          2002
                                                                        --------------------------
                                                                        (UNAUDITED)
Policy reserves and liabilities:
  Future policy benefit reserves:
    Traditional and pre-need life insurance                              $1,938,999     $1,881,137
    Interest sensitive and investment products                            1,045,266      1,020,724
    Accident and health                                                   1,309,485      1,264,565
                                                                         ----------     ----------

                                                                          4,293,750      4,166,426

  Unearned revenues                                                          48,097         50,145
  Other policy claims and benefits payable                                  257,834        257,880
  Policyholder dividends payable                                              1,875          1,876
                                                                         ----------     ----------

                                                                          4,601,556      4,476,327

  Accrued expenses                                                           85,836         96,099
  Other liabilities                                                         141,967         99,120
  Deferred gain on reinsurance ceded                                        281,558        308,167
  Due to affiliates                                                           4,006          3,842
  Current income tax payable                                                  5,383              -
  Liabilities related to separate accounts                                3,256,988      3,126,978
                                                                         ----------     ----------

      Total policy reserves and liabilities                               8,377,294      8,110,533
                                                                         ----------     ----------

Shareholder's equity:
  Common stock, $5 par value: authorized, issued and outstanding
     shares - 1,000,000                                                       5,000          5,000
  Additional paid-in capital                                                516,570        516,570
  Retained earnings                                                         267,842        211,459
  Accumulated other comprehensive income                                    217,004        101,197
                                                                         ----------     ----------

      Total shareholder's equity                                          1,006,416        834,226
                                                                         ----------     ----------
      Total policy reserves and liabilities and shareholder's equity     $9,383,710     $8,944,759
                                                                         ==========     ==========



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
--------------------------------------------------------------------------------

                                                        SIX MONTHS ENDED JUNE 30,
                                                           2003           2002
                                                        -------------------------
Revenues:                                               (UNAUDITED)    (UNAUDITED)
  Insurance operations:
  Traditional and pre-need life insurance premiums      $  246,423     $  257,818
  Interest sensitive and investment product
     policy charges                                          1,324          1,412
  Accident and health insurance premiums                   597,201        587,321
                                                        ----------     ----------
                                                           844,948        846,551

  Net investment income                                    127,518        129,582
  Net realized gains (losses) on investments                 2,045        (22,310)
  Amortization of gain on reinsured business                26,609         30,880
  Other income                                               5,890          5,383
                                                        ----------     ----------
    Total revenues                                       1,007,010        990,086

Benefits and expenses:
  Benefits to policyholders:
    Traditional and pre-need life insurance                227,375        223,811
    Interest sensitive investment products                     909          3,311
    Accident and health claims                             427,371        437,091
                                                        ----------     ----------
                                                           655,655        664,213

  Policyholder dividends                                         -           (405)
  Amortization of deferred policy acquisition costs         23,276         21,825
  Insurance commissions                                     84,011         85,720
  General and administrative expenses                      157,475        157,453
                                                        ----------     ----------
    Total benefits and expenses                            920,417        928,806
                                                        ----------     ----------

Income before income taxes                                  86,593         61,280

Federal income taxes                                        30,210         19,423
                                                        ----------     ----------
Net income                                              $   56,383     $   41,857
                                                        ==========     ==========
Other comprehensive income (loss):
Unrealized gain (loss) on investments                      115,807        (22,416)
                                                        ----------     ----------
Comprehensive income                                    $  172,190     $   19,441
                                                        ==========     ==========

    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED JUNE 30,
                                                           2003          2002
                                                      ---------------------------
Revenues:                                               (UNAUDITED)   (UNAUDITED)
  Insurance operations:
  Traditional and pre-need life insurance premiums      $ 123,647     $ 129,359
  Interest sensitive and investment product
     policy charges                                           883           764
  Accident and health insurance premiums                  289,371       297,595
                                                        ---------     ---------
                                                          413,901       427,718

  Net investment income                                    65,419        63,564
  Net realized gains (losses) on investments                6,602       (22,764)
  Amortization of gain on reinsured business               11,306        15,402
  Other income                                              3,003         2,433
                                                        ---------     ---------
    Total revenues                                        500,231       486,353

Benefits and expenses:
  Benefits to policyholders:
    Traditional and pre-need life insurance               110,657       106,752
    Interest sensitive investment products                    522         1,419
    Accident and health claims                            201,061       215,398
                                                        ---------     ---------
                                                          312,240       323,569

  Policyholder dividends                                        -          (474)
  Amortization of deferred policy acquisition costs        10,351        11,615
  Insurance commissions                                    44,210        50,887
  General and administrative expenses                      74,899        76,528
                                                        ---------     ---------
    Total benefits and expenses                           441,700       462,125
                                                        ---------     ---------

Income before income taxes                                 58,531        24,228

Federal income taxes                                       20,448         7,555
                                                        ---------     ---------
Net income                                              $  38,083     $  16,673
                                                        =========     =========

Other comprehensive income:
Unrealized gain on investments                             83,136        20,775
                                                        ---------     ---------
Comprehensive income                                    $ 121,219     $  37,448
                                                        =========     =========

    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                        2003             2002
                                                                    ----------------------------
                                                                    (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
  Net income                                                        $    56,383      $    41,857
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for depreciation                                              605              668
    Amortization of gain on reinsured business                          (26,609)         (30,880)
    Amortization of investment premiums, net                               (735)             489
    Net realized (gains) losses on sold investments                      (2,045)          22,310
    Policy acquisition costs deferred                                   (28,908)         (28,948)
    Amortization of deferred policy acquisition costs                    23,276           21,825
    Provision for deferred federal income taxes                          18,567           20,224
    Decrease (increase) in income taxes recoverable                      13,897          (79,592)
    Change in receivables, accrued investment income, unearned premiums, accrued expenses, other assets, due to and
       from affiliates and other liabilities                              6,453         (109,120)
    Increase in future policy benefit reserves for traditional,
       interest sensitive and accident and health policies              102,259          111,306
    Decrease in other policy claims and benefits and
       policyholder dividends payable                                      (106)         (15,727)
                                                                    -----------      -----------
    Net cash provided by (used in) operating activities                 163,037          (45,588)
                                                                    -----------      -----------
Cash flows from investing activities:
  Purchases of fixed maturity investments                              (725,257)      (1,176,087)
  Sales and repayments of fixed maturity investments                    517,591          994,302
  Purchases of short-term investments                                (1,159,211)               -
  Sales and repayments of short-term investments                      1,302,881          256,281
  Purchases of other investments                                       (150,211)        (136,942)
  Sales of other investments                                             55,147           96,849
  Purchases of property and equipment                                         -              (33)
                                                                    -----------      -----------
    Net cash (used in) provided by investing activities                (159,060)          34,370
                                                                    -----------      -----------
Cash flows from financing activities:
  Change in foreign exchange rate                                           449              664
                                                                    -----------      -----------
    Net cash (used in) provided by financing activities                     449              664
                                                                    -----------      -----------
    Increase (decrease) in cash and cash equivalents                      4,426          (10,554)
                                                                    -----------      -----------
    Cash and cash equivalents at beginning of year                        9,660           11,704
                                                                    -----------      -----------
    Cash and cash equivalents at end of year                        $    14,086      $     1,150
                                                                    ===========      ===========

    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (In thousands)
--------------------------------------------------------------------------------

1.       GENERAL

         The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of June 30, 2003 and the related statement of income for the six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

         Income tax receipts (payments) were $2,375 and $(78,658) for the six months ended June 30, 2003 and 2002, respectively.


2.       FIXED MATURITY AND EQUITY INVESTMENTS

         At June 30, 2003, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

         The amortized cost and fair values of investments available-for sale were as follows at June 30, 2003:

                                                    GROSS          GROSS
                                   AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                      COST          GAINS          LOSSES          VALUE

Fixed maturities:
  Governments                      $  164,986     $   14,007     $        2     $  178,991
  Public utilities                    217,136         26,865            195        243,806
  Industrial and miscellaneous      2,162,205        252,508          3,160      2,411,553
  Other                               567,727         26,356            239        593,844
                                   ----------     ----------     ----------     ----------
Total fixed maturities              3,112,054        319,736          3,596      3,428,194
  Equity securities                   192,902         10,392            104        203,190
                                   ----------     ----------     ----------     ----------
Total                              $3,304,956     $  330,128     $    3,700     $3,631,384
                                   ==========     ==========     ==========     ==========


         The amortized cost and fair value in fixed maturities at June 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (In thousands)
--------------------------------------------------------------------------------

                                           AMORTIZED        FAIR
                                              COST          VALUE

Due in one year or less                    $   32,806     $   35,430
Due after one year through five years         399,006        433,971
Due after five years through ten years      1,085,467      1,185,892
Due after ten years                         1,594,775      1,772,901
                                           ----------     ----------
Total                                      $3,112,054     $3,428,194
                                           ==========     ==========



         Proceeds from sales of investments in fixed maturities in the six-month period ended June 30, 2003 and June 30, 2002 were $517,591 and $994,302 respectively. Gross gains of $13,341 and $19,813 and gross losses of $11,017 and $45,328 were realized on sales during the six month periods ended June 30, 2003 and 2002, respectively.

         Mortgage Loans The Company has issued commercial mortgage loans on properties located throughout the United States. Approximately 36.4% of outstanding principal is concentrated in the states of New York, California and Florida, at June 30, 2003. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

         Net Investment Income and Net Realized Gains (Losses) on Investments:
         Major categories of net investment income and realized gains (losses) on investments for the first six months of each year were as follows:

                                                                     REALIZED GAIN (LOSS)
                                         INVESTMENT INCOME              ON INVESTMENTS
                                        2003           2002           2003           2002


Fixed maturities                      $  97,003      $ 101,978      $   2,324      $ (25,515)
Preferred stocks                          5,168          2,997            (87)           (47)
Common stocks                                42          2,301           (210)         2,401
Mortgage loans on real estate            24,418         26,421              -            918
Policy loans                                273            276              -              -
Short-term investments                    1,088            107             18            (67)
Real estate and other investments         3,612           (564)             -              -
                                      ---------      ---------      ---------      ---------
                                        131,604        133,516      $   2,045      $ (22,310)
                                                                    =========      =========
Expenses                                 (4,086)        (3,934)
                                      ---------      ---------
                                      $ 127,518      $ 129,582
                                      =========      =========

         Other than temporary impairments (OTTI) are included in realized gain and losses and consist of $7,876 and $0 for fixed maturities in 2003 and 2002, respectively. OTTI write-downs are recorded at the end of each quarter based on the fair value of the security as of the reporting date.

FORTIS BENEFITS INSURANCE COMPANY
JUNE 30, 2003



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     JUNE 30, 2003 COMPARED TO JUNE 30, 2002

REVENUES
Fortis Benefits Insurance Company (the "Company") distributes its products through a network of independent agents, brokers and financial institutions. The Company's major products offered are group dental, group disability, group life, group medical, pre-need annuity and life and accidental death coverages. The Company's accident and health insurance business consists of group dental, group disability, group medical and accidental death products.

The Company's increase in accident and health premium is due to a combination of product line increases and decreases. The Company's disability premium increased at six months ended June 30, 2003 over six months ended June 30, 2002 due to additional reinsurance contracts assumed by the company. This disability premium increase was offset slightly by lower disability sales production as a result of stricter pricing discipline. Accidental death premium in the accident and health line increased as a result of increases in new business sales. Group medical premiums decreased due to higher lapse rates. Dental premiums decreased due to lower sales production and persistency.

The group life products experienced lower sales and lower persistency during the first half of 2003, reflecting lower life premium levels when compared to the first half of 2002.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Net investment income decreased from $130 million during the six months ended June 30, 2002 to $128 million during the six months ended June 30, 2003 due to lower yielding investment markets. Changes in interest rates during the first half of 2002 and 2003 resulted in recognition of realized gains and losses upon sales of securities. The Company had less capital losses from fixed maturity investments in 2003 as compared to 2002.


BENEFITS
The total year-to-date policyholder benefit to premium ratio decreased from 78.5% to 77.6% for the six months ended June 30, 2002 to June 30, 2003, respectively. The group dental, group disability, group life, group medical, pre-need and accidental death benefit to premium ratios for the six months ended June 30, were 71%, 82%, 79%, 67%, 106% and 33% respectively in 2003 and 73%,
87%, 76%, 66%, 101% and 50% respectively in 2002. The decrease in the dental loss ratio was due to favorable claim experience. The decrease in the disability loss ratio is attributable to lower incidence rates and favorable development on existing claims. The increase in the pre-need loss ratio is due to a shift from limited pay to single pay policies, resulting in higher first year reserves.

FORTIS BENEFITS INSURANCE COMPANY
JUNE 30, 2003

EXPENSES
Commission rates have decreased from levels in 2002. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio remained flat at 19% at the end of the first half of 2003 and 2002. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

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

Subsequent to June 2003, the Company purchased a derivative investment. The investment is not material, and as such, will have no adverse impact on financial position.


LIQUIDITY AND CAPITAL RESOURCES
The liquidity requirements of the Company have been met by funds provided from operations, including investment income. Funds are principally used to provide for policy benefits, operating

FORTIS BENEFITS INSURANCE COMPANY
JUNE 30, 2003

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

The Company's fixed maturity investments consisted of 93% investment grade bonds as of June 30, 2003 and the Company does not expect this percentage to change significantly in the future.

REGULATION
The Company is subject to the laws and regulations established by the Minnesota State Insurance Department governing insurance business conducted in Minnesota State. Periodic audits are conducted by the Minnesota Insurance Department related to the Company's compliance with these laws and regulations. To date, there have been no adverse findings regarding the Company's operations.


ITEM 4.    CONTROLS AND PROCEDURES.
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

FORTIS BENEFITS INSURANCE COMPANY
JUNE 30, 2003

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

    None

Item 2.   Changes in Securities

    None

Item 3.   Defaults Upon Senior Securities

    None

Item 4.   Submission of Matters to a Vote of Security Holders

    None

Item 5.   Other Information

    None

Item 6.   Exhibits and Reports on Form 8-K

    a. 302 Certification of Chief Executive Officer (Exhibit 31.1) 302 Certification of Chief Executive Officer (Exhibit 31.2) 906 Certification of Chief Executive Officer (Exhibit 32.1) 906 Certification of Chief Executive Officer (Exhibit 32.2)

    b.   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

Fortis Benefits Insurance Company
(Registrant)



/s/ Larry Cains
-----------------------------
Larry Cains
Controller and Treasurer
Date:  August 12, 2003