Form 10-Q
period 2003-09-30
FORTIS BENEFITS INSURANCE CO
filed 2003-11-14
CIK 823533

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                  ASSETS                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                                     2003          2002
                                                                                -----------------------------
                                                                                  (UNAUDITED)
Investments:
    Fixed maturities, at fair value (amortized cost 2003 - $3,159,355;
        2002 - $2,884,670)                                                        $3,411,469     $3,044,689
    Equity securities, at fair value (cost 2003 - $194,425;
        2002 - $108,002)                                                             195,649        102,214
    Mortgage loans on real estate, less allowance for possible losses
        (2003-- $13,273, 2002--$13,228)                                              635,266        578,517
    Policy loans                                                                      10,616         10,301
    Short-term investments                                                            49,575        282,383
    Real estate and other investments                                                 54,087         62,248
                                                                                  ----------     ----------

                                                                                   4,356,662      4,080,352

Cash and cash equivalents                                                             19,804          9,660

Receivables:
    Uncollected premiums                                                              63,953         62,480
    Reinsurance recoverable on unpaid and paid losses                              1,191,794      1,151,186
    Intercompany receivable                                                              590              -
    Other                                                                             33,798         16,183
                                                                                  ----------     ----------

                                                                                   1,290,135      1,229,849

Accrued investment income                                                             52,951         45,584
Deferred policy acquisition costs                                                    134,742        123,813
Property and equipment at cost, less accumulated depreciation                          2,909          3,796
Federal income tax recoverable                                                        11,211          8,258
Deferred federal income taxes                                                         47,325        125,317
Other assets                                                                          15,920          7,746
Identifiable intangible assets, less accumulated amortization (2003 - $2,453;         25,047         27,400
      2002 - $1,400)
Goodwill                                                                             158,112        156,006
Assets held in separate accounts                                                   3,281,557      3,126,978
                                                                                  ----------     ----------

      Total assets                                                                $9,396,375     $8,944,759
                                                                                  ==========     ==========




    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
BALANCE SHEETS
(In thousands, except share data)
--------------------------------------------------------------------------------



                                                                         SEPTEMBER 30,   DECEMBER 31,
  POLICY RESERVES AND LIABILITIES AND SHAREHOLDER'S EQUITY                   2003            2002
                                                                         ----------------------------
                                                                         (UNAUDITED)
Policy reserves and liabilities:
    Future policy benefit reserves:
      Traditional and pre-need life insurance                             $1,913,013      $1,881,137
      Interest sensitive and investment products                           1,046,702       1,020,724
      Accident and health                                                  1,399,748       1,264,565
                                                                          ----------      ----------

                                                                           4,359,463       4,166,426

    Unearned revenues                                                         50,343          50,145
    Other policy claims and benefits payable                                 234,083         257,880
    Policyholder dividends payable                                             1,872           1,876
                                                                          ----------      ----------

                                                                           4,645,761       4,476,327

    Accrued expenses                                                          97,344          96,099
    Other liabilities                                                         98,260          99,120
    Deferred gain on reinsurance ceded                                       268,271         308,167
    Due to affiliates                                                              -           3,842
    Liabilities related to separate accounts                               3,281,557       3,126,978
                                                                          ----------      ----------

      Total policy reserves and liabilities                                8,391,193       8,110,533
                                                                          ----------      ----------

Shareholder's equity:
    Common stock, $5 par value: authorized, issued and outstanding
        shares - 1,000,000                                                     5,000           5,000
    Additional paid-in capital                                               516,570         516,570
    Retained earnings                                                        311,287         211,459
    Accumulated other comprehensive income                                   172,325         101,197
                                                                          ----------      ----------

      Total shareholder's equity                                           1,005,182         834,226
                                                                          ----------      ----------

      Total policy reserves and liabilities and shareholder's equity      $9,396,375      $8,944,759
                                                                          ==========      ==========


    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
--------------------------------------------------------------------------------


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                           2003           2002
                                                      -------------------------------
                                                        (UNAUDITED)    (UNAUDITED)
Revenues:
    Insurance operations:
    Traditional and pre-need life insurance premiums    $   368,618    $   385,768
    Interest sensitive and investment product
        policy charges                                          119           (528)
    Accident and health insurance premiums                  888,772        883,529
                                                        -----------    -----------
                                                          1,257,509      1,268,769

    Net investment income                                   194,709        196,031
    Net realized gains (losses) on investments                5,035        (41,736)
    Amortization of gain on reinsured business               39,896         46,282
    Other income                                              9,820          7,502
                                                        -----------    -----------
      Total revenues                                      1,506,969      1,476,848

Benefits and expenses:
    Benefits to policyholders:
      Traditional and pre-need life insurance               277,317        332,246
      Interest sensitive investment products                  1,115          4,470
      Accident and health claims                            663,476        656,086
                                                        -----------    -----------
                                                            941,908        992,802

    Policyholder dividends                                        -            167
    Amortization of deferred policy acquisition costs        35,733         35,120
    Insurance commissions                                   137,300        119,461
    General and administrative expenses                     241,846        233,658
                                                        -----------    -----------
      Total benefits and expenses                         1,356,787      1,381,208
                                                        -----------    -----------

Income before income taxes                                  150,182         95,640

Federal income taxes
    Current                                                   7,785         23,859
    Deferred                                                 42,569          6,932
                                                        -----------    -----------
Net income                                              $    99,828    $    64,849
                                                        ===========    ===========
Other comprehensive income:
Unrealized gain on investments                               71,128         55,072
                                                        -----------    -----------
Comprehensive income                                    $   170,956    $   119,921
                                                        ===========    ===========




    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF INCOME
(In thousands)
--------------------------------------------------------------------------------



                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                2003            2002
                                                          --------------------------------
                                                             (UNAUDITED)     (UNAUDITED)
Revenues:
    Insurance operations:
    Traditional and pre-need life insurance premiums          $ 120,919       $ 125,469
    Interest sensitive and investment product
        policy charges                                              207             541
    Accident and health insurance premiums                      291,571         296,208
                                                              ---------       ---------
                                                                412,697         422,218

    Net investment income                                        67,191          66,449
    Net realized gains (losses) on investments                    2,990         (19,426)
    Amortization of gain on reinsured business                   14,603          15,402
    Other income                                                  2,614           2,119
                                                              ---------       ---------
      Total revenues                                            500,095         486,762

Benefits and expenses:
    Benefits to policyholders:
      Traditional and pre-need life insurance                    49,942         108,435
      Interest sensitive investment products                        206           1,159
      Accident and health claims                                236,106         218,995
                                                              ---------       ---------
                                                                286,254         328,589

    Policyholder dividends                                            -             572
    Amortization of deferred policy acquisition costs            12,457          13,295
    Insurance commissions                                        53,289          33,741
    General and administrative expenses                          84,371          76,205
                                                              ---------       ---------
      Total benefits and expenses                               436,371         452,402
                                                              ---------       ---------

Income before income taxes                                       63,724          34,360

Federal income taxes
    Current                                                      (3,851)         24,181
    Deferred                                                     23,995         (12,813)
                                                              ---------       ---------

Net income                                                    $  43,580       $  22,992
                                                              =========       =========
Other comprehensive (loss) income:
Unrealized (losses) gain on investments                         (44,679)         77,488
                                                              ---------       ---------
Comprehensive (loss) income                                   $  (1,099)      $ 100,480
                                                              ---------       ---------



    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                       2003          2002
                                                                  -------------------------------
                                                                    (unaudited)    (unaudited)
Cash flows from operating activities:
    Net income                                                      $    99,828    $    64,849
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for depreciation                                            832          1,003
      Amortization of gain on reinsured business                        (39,896)       (46,282)
      Amortization of investment premiums, net                           (2,163)        (1,688)
      Net realized (gains) losses on sold investments                    (5,035)        41,736
      Policy acquisition costs deferred                                 (47,893)       (49,220)
      Amortization of deferred policy acquisition costs                  40,633         35,120
      Provision for deferred federal income taxes                        42,569          7,408
      Increase in income taxes recoverable                               (2,632)       (73,358)
      Change in receivables, accrued investment income, unearned premiums, accrued expenses, other assets, due to and
           from affiliates and other liabilities                         77,151          7,260
      Increase in future policy benefit reserves for traditional,
           interest sensitive and accident and health  policies         168,806        137,696
      Decrease in other policy claims and benefits and
           policyholder dividends payable                               (23,854)       (11,312)
      Other                                                                (804)          (191)
                                                                    -----------    -----------

      Net cash provided by operating activities                         153,240        113,021
                                                                    -----------    -----------

Cash flows from investing activities:
    Purchases of fixed maturity investments                          (1,006,620)    (1,572,410)
    Sales and repayments of fixed maturity investments                  755,147      1,309,567
    Purchases of short-term investments                              (1,514,436)      (161,974)
    Sales and repayments of short-term investments                    1,747,244        266,421
    Purchases of other investments                                      242,444        (69,225)
    Sales of other investments                                          118,557        120,614
    Purchases of property and equipment                                       -           (147)
    Cash paid pursuant to assumed reinsurance agreement                  (1,151)             -
                                                                    -----------    -----------

      Net cash used in investing activities                             143,703       (107,154)
                                                                    -----------    -----------


Increase in cash and cash equivalents                                     9,537          5,867
Change in cash due to foreign exchange                                      607             44
Cash and cash equivalents at beginning of year                            9,660         11,704
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $    19,804    $    17,615
                                                                    ===========    ===========
Noncash items:
    Change in non-cash due to change in foreign exchange rates      $      (804)   $      (191)
                                                                    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (In thousands)
--------------------------------------------------------------------------------

1.       GENERAL

         The accompanying unaudited financial statements of Fortis Benefits Insurance Company contain all adjustments necessary to present fairly the balance sheet as of September 30, 2003 and the related statement of income for the nine and three months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

         Income tax payments were $10,405 and $98,763 for the nine months ended September 30, 2003 and 2002, respectively.

         In August 2003, the Company started to utilize derivative instruments in managing the PreNeed Segment's exposure to inflation risk. The derivative instrument, a Consumer Price Index Cap (the "CPI CAP"), limits the inflation risk to a maximum of 5% and has a notional amount of $454 million amortizing to zero over 20 years. The CPI CAP does not qualify under GAAP as an effective hedge; therefore, it is marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the results of operations in other income. As of September 30, 2003, the CPI CAP included in other assets amounted to $8,530 and the loss recorded in the results of operations totaled $170.

2.       FIXED MATURITY AND EQUITY INVESTMENTS

         At September 30, 2003, all fixed maturity and equity securities are classified as available-for-sale and carried at fair value.

         The amortized cost and fair values of investments available-for sale were as follows at September 30, 2003:


                                                  GROSS        GROSS
                                   AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                     COST         GAINS        LOSSES        VALUE
Fixed maturities:
    Governments                    $  165,942   $   10,967   $        1   $  176,908
    Public utilities                  216,992       20,798          728      237,062
    Industrial and miscellaneous    2,283,000      210,513        4,456    2,489,057
    Other                             493,421       16,065        1,044      508,442
                                   ----------   ----------   ----------   ----------
Total fixed maturities              3,159,355      258,343        6,229    3,411,469
    Equity securities                 194,425        1,536          312      195,649
                                   ----------   ----------   ----------   ----------
Total                              $3,353,780   $  259,879   $    6,541   $3,607,118
                                   ==========   ==========   ==========   ==========




         The amortized cost and fair value in fixed maturities at September 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (In thousands)
--------------------------------------------------------------------------------



                                            AMORTIZED         FAIR
                                              COST            VALUE
Due in one year or less                     $   28,973      $   31,703
Due after one year through five years          403,355         435,073
Due after five years through ten years       1,162,049       1,242,429
Due after ten years                          1,564,978       1,702,264
                                            ----------      ----------

Total                                       $3,159,355      $3,411,469
                                            ==========      ==========



         Proceeds from sales of investments in fixed maturities in the nine-month period ended September 30, 2003 and September 30, 2002 were $728,347 and $1,309,567 respectively. Gross gains of $18,620 and $23,260 and gross losses of $13,416 and $68,180 were realized on sales during the nine month periods ended September 30, 2003 and 2002, respectively.

         Mortgage Loans
         The Company has issued commercial mortgage loans on properties located throughout the United States. Approximately 35.8% of outstanding principal is concentrated in the states of New York, California and Florida, at September 30, 2003. The Company has a diversified loan portfolio with a small average size, which greatly reduces any loss exposure. The Company has established a reserve for mortgage loans.

3.       INVESTMENT INCOME

         Net Investment Income and Net Realized Gains (Losses) on Investments:
         Major categories of net investment income and realized gains (losses) on investments for the first nine months of each year were as follows:



                                                              REALIZED GAIN (LOSS)
                                      INVESTMENT INCOME          ON INVESTMENTS
                                      2003         2002         2003         2002
Fixed maturities                    $ 145,692    $ 152,072    $   5,204    $ (44,920)
Preferred stocks                        8,345        4,687           11          (66)
Common stocks                              42        3,490         (210)       2,400
Mortgage loans on real estate          37,337       39,142            -          919
Policy loans                              432          422            -            -
Short-term investments                  1,319          178           30          (69)
Real estate and other investments       7,501        1,945            -            -
                                    ---------    ---------    ---------    ---------
                                      200,668      201,936    $   5,035    $ (41,736)
                                                              =========    =========
Expenses                               (5,959)      (5,905)
                                    ---------    ---------
                                    $ 194,709    $ 196,031
                                    =========    =========


         Other than temporary impairments (OTTI) are included in realized gain and losses and consist of $7,948 and $0 for fixed maturities in 2003 and 2002, respectively. OTTI write-downs are recorded at the end of each quarter based on the fair value of the security as of the reporting date.

FORTIS BENEFITS INSURANCE COMPANY
MANAGEMENT DISCUSSION AND ANALYSIS
September 30, 2003 (In thousands)
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

Fortis, Inc., the ultimate parent of Fortis Benefits Insurance Company (the "Company") has initiated the process with the Securities and Exchange Commission for an initial public offering of its common stock.

REVENUES
The Company distributes its products through a network of independent agents, brokers and financial institutions. The Company's major products offered are group dental, group disability, group life, small employer group health, pre-funded funeral annuity and life and consumer protection coverages. The Company's accident and health insurance business consists of group dental, group disability, small employer group health and consumer protection products.

The Company's increase in accident and health premium is due to a combination of product line increases and decreases. The Company's disability premium increased at nine months ended September 30, 2003 over nine months ended September 30, 2002 due to additional reinsurance contracts assumed by the company. This disability premium increase was offset slightly by lower disability sales production as a result of stricter pricing discipline. Dental premiums decreased due to lower sales production and persistency. Consumer protection premium in the accident and health line increased as a result of increases in new business sales. Small employer group health premiums decreased due to higher lapse rates as a result of rate increases.

The group life products experienced lower sales and lower persistency during the first nine months of 2003, resulting in lower life premium levels when compared to the first nine months of 2002.

The Company continues to match investment portfolio composition to liquidity needs and capital requirements. Net investment income decreased from $196 million during the nine months ended September 30, 2002 to $194 million during the nine months ended September 30, 2003 due to lower yielding investment markets. Changes in interest rates during the first nine months of 2002 and 2003 resulted in recognition of realized gains and losses upon sales of securities. The Company had capital gains from fixed maturity investments in 2003 as opposed to capital losses in 2002.

BENEFITS
The total year-to-date policyholder benefit to premium ratio decreased from 78.3% to 74.9% for the nine months ended September 30, 2002 and September 30, 2003, respectively. The group dental, group disability, group life, small employer group health, pre-funded funeral and consumer protection benefit to premium ratios for the nine months ended September 30, were 69%, 95%, 46%, 69%, 106% and 22% respectively in 2003 and 73%, 88%, 75%, 66%, 102% and 46%, respectively in 2002.

FORTIS BENEFITS INSURANCE COMPANY
MANAGEMENT DISCUSSION AND ANALYSIS
September 30, 2003 (In thousands)
--------------------------------------------------------------------------------


Group dental, group disability and group life loss ratios were all impacted by a change in reserve estimate. During the third quarter, Fortis Employee Benefits completed actuarial reserve adequacy studies for the group long-term disability, group life, and group dental products, which reflected that, in the aggregate, these reserves were redundant by $17 million (pre-tax). Therefore, reserves were released by $17 million in the third quarter to reflect these best estimates.

The increase in the small employer group health loss ratio results from increased claims cost on lapsed large groups along with increased loss expenses related to conversion deficiency reserves. The favorable loss ratio change for the consumer protection business is offset by a corresponding increase in the contingent commission. The increase in the pre-funded funeral loss ratio is due to a shift in the product mix from limited pay to single pay policies. Single pay policies typically have higher first year reserves driving an increase in the loss ratio.

EXPENSES
Commission rates have increased slightly from levels in 2002. This is primarily due to changes in the mix of business by product lines as well as the change in first year versus renewal premiums.

The Company's general and administrative expense to premium ratio rose slightly to 19% from 18% at the end of the first nine months of 2003 and 2002, respectively. The Company continues to monitor expenses, striving to improve the expense to premium ratio, while maintaining quality and timely services to policyholders.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In April of 2003, the FASB's Derivative Implementation Group ("DIG") released FAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments ("DIG B36"). The effective date of the implementation of the guidance is October 1, 2003. The Company is assessing whether adoption of DIG B36 will have a material impact on the Company's financial position or the results of operations.

FORTIS BENEFITS INSURANCE COMPANY
MANAGEMENT DISCUSSION AND ANALYSIS
September 30, 2003 (In thousands)
--------------------------------------------------------------------------------


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

Equity market risk exposure is not significant. Equity investments in the general account are not material enough to threaten and contract owners bear the investment risk related to the variable products. Therefore, the risks associated with the investments supporting the variable separate accounts are assumed by contract owners, not by the Company. The Company provides certain minimum death benefits that depend on the performance of the variable separate accounts. Currently the majority of these death benefit risks are reinsured which then protects the Company from adverse mortality experience and prolonged capital market decline.

In August 2003, the Company started to utilize derivative instruments in managing the PreNeed Segment's exposure to inflation risk. The derivative instrument, a Consumer Price Index Cap (the "CPI CAP"), limits the inflation risk to a maximum of 5% and has a notional amount of $454 million amortizing to zero over 20 years. The CPI CAP does not qualify under GAAP as an effective hedge; therefore, it is marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the results of operations in other income. As of September 30, 2003, the CPI CAP included in other assets amounted to $8,530 and the loss recorded in the results of operations totaled $170.

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

FORTIS BENEFITS INSURANCE COMPANY
MANAGEMENT DISCUSSION AND ANALYSIS
September 30, 2003 (In thousands)
--------------------------------------------------------------------------------

inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. Based upon current calculations using these risk-based capital standards, the Company's percentage of total adjusted capital is in excess of ratios, which would require regulatory attention.

The Company's fixed maturity investments consisted of 93% investment grade bonds as of September 30, 2003 and the Company does not expect this percentage to change significantly in the future.

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

Fortis Benefits Insurance Company
(Registrant)



/s/ Larry Cains
---------------------------
Larry Cains
Controller and Treasurer
Date:  November 12, 2003