Form 10-K
period 2003-12-31
FORTIS BENEFITS INSURANCE CO
filed 2004-03-30
CIK 823533

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-K


 (MARK ONE)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                            OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM              TO

             COMMISSION FILE NUMBER  033-37576

                        FORTIS BENEFITS INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                          81-0170040
     (State or Other Jurisdiction                             (I.R.S. Employer
   of Incorporation or Organization)                         Identification No.)

         576 BIELENBERG DRIVE
         WOODBURY, MINNESOTA                                        55125
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code:  (651) 361-4000


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
         ---          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes              No    X
         ---          ---

     The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

     As of March 1, 2004, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned indirectly by Assurant, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                        FORTIS BENEFITS INSURANCE COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

ITEM                                                                                             PAGE
NUMBER                                                                                           NUMBER
------                               PART I                                                      ------

1.       BUSINESS..............................................................................     2

2.       PROPERTIES............................................................................     4

3.       LEGAL PROCEEDINGS.....................................................................     4

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................     5

                                     PART II

5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         ISSUER PURCHASES OF EQUITY SECURITIES.................................................     5

6.       SELECTED FINANCIAL DATA...............................................................     5

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS............................................................................     5

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................     7

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................    10

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE............................................................................    10

9A.      CONTROLS AND PROCEDURES...............................................................    10

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................    10

11.      EXECUTIVE COMPENSATION................................................................    10

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
         STOCKHOLDER MATTERS...................................................................    10

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................    10

14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................    10

                                     PART IV

15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................    11

SIGNATURES.....................................................................................    14

                           FORWARD-LOOKING STATEMENTS

         Some of the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to the risks described under "Risk Factors." These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

         If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

                                     PART I


ITEM 1.  BUSINESS.

         Fortis Benefits is a stock life insurance company formed in 1910 and organized under the laws of the State of Minnesota. It is an indirect wholly owned subsidiary of Assurant, Inc. (Assurant), which owns and operates a number of companies that provide insurance products and related services in North America and selected other markets. Assurant, a Delaware corporation, completed an initial public offering of its common stock in February 2004, and its common stock now trades on The New York Stock Exchange. Prior to the initial public offering, Fortis, Inc., a Nevada corporation, had formed Assurant and merged into it on February 4, 2004. The merger was done in order to redomesticate Fortis, Inc. from Nevada to Delaware and to change its name. As a result of the merger, Assurant is the successor to the business operations and obligations of Fortis, Inc. Fortis Benefits has been a wholly owned subsidiary of Fortis, Inc. since 1984.

         In this report, references to the "Company," "Fortis Benefits," "we," "us" or "our" refer to Fortis Benefits Insurance Company. Also, in this report, references to "Assurant" refer to Fortis, Inc. and its subsidiaries prior to the merger described above, and Assurant, Inc. and its subsidiaries after the consummation of the merger described above.

         Assurant currently has four decentralized operating business segments including the following:

         o Assurant Employee Benefits, which provides employer- and employee-paid group dental insurance, as well as group disability insurance and group life insurance. In its core benefits business, Assurant Employee Benefits focuses on employer-sponsored programs for employers with typically between 20 and 1,000 employees. At December 31, 2003, substantially all of Assurant Employee Benefits' coverages in force were for employers with less than 1,000 employees. This business segment has a particularly strong emphasis on employers with under 250 employees. The average in force case size at Assurant Employee Benefits was 56 enrolled employees as of December 31, 2003. Assurant Employee Benefits distributes its products primarily through approximately 160 group sales representatives located in 40 offices at or near major U.S. metropolitan areas. These representatives work through independent employee benefits advisors, including brokers and other intermediaries, to reach the customers. An Assurant wholly owned subsidiary, Disability Risk Management Services (DRMS), provides services for fees to other insurance carriers that write group disability insurance, including product development, state insurance regulatory filings, underwriting, claims management and other functions typically performed by an insurer's back office. Risks written by DRMS' various clients are reinsured into a pool, and Assurant's licensed subsidiaries reinsure the largest portion of that risk.

         o        Assurant PreNeed, which provides pre-funded funeral insurance.
                  This insurance provides whole life insurance death benefits or annuity benefits used to fund costs incurred in connection with pre-arranged funerals. Assurant PreNeed distributes its products primarily through funeral homes, and the products are sold mainly to customers over the age of 65, with an average issue age of 72. Assurant PreNeed has two separate distribution channels: an independent channel, comprised of approximately 23,000 funeral firms in the U.S. and Canada; and the American Memorial Life Insurance Company (AMLIC) channel, which provides products and support services for Service Corporation International, the largest funeral provider in North America.

         o Assurant Health, which provides individual health insurance, including short-term and student medical insurance, and small employer group health insurance. Assurant Health provides it small group products to employer groups primarily of two to fifty employees in size. As of December 31, 2003, the average group size was approximately five employees, and substantially all of the small group health insurance policies that Assurant Health sold in 2002 and 2003 were preferred provider organization (PPO) products. Assurant Health distributes its products through a network of independent agents, and approximately 150,000 agents had access to Assurant Health products during 2003. Assurant also distributes its products to individuals through a variety of exclusive and non-exclusive national account relationships and direct distribution channels, as well as through NorthStar Marketing, a wholly owned affiliate that seeks business directly from independent agents.

         o Assurant Solutions, which provides specialty solutions and consumer protection solutions. Specialty property solutions primarily include creditor-placed homeowners insurance (including tracking services) and manufactured housing homeowners insurance. Consumer protection solutions primarily include debt protection administration, credit insurance and warranties and extended service contracts. Assurant Solutions develops, underwrites and markets its insurance products and services through collaborative relationships with its clients (financial institutions, retailers, manufactured housing and automobile dealers, utilities and other entities) to their customers. Assurant Solutions services its clients throughout North America, the Caribbean and selected countries in South America and Europe.


         Fortis Benefits, which is licensed to sell life, health and annuity insurance in the District of Columbia and in all states except New York, writes insurance products that are marketed by each of Assurant's business segments. We perform substantially all of the operations of Assurant Employee Benefits. We market, sell and administer directly the group disability, group life and certain of the group dental insurance products, and we manage other Assurant subsidiaries that provide the prepaid dental products. We also issue many of the preneed life insurance policies that are marketed, sold and administered by Assurant PreNeed, including in Canada where we are licensed as a life insurer. With respect to Assurant Health, we issue only small group health insurance policies that are sold through an independent agency, Rogers Benefit Group. With respect to Assurant Solutions, we issue accidental death and dismemberment policies for which the segment performs the selling, marketing, and administration functions. Of our total gross revenues generated during 2003, approximately 62% were from the Assurant Employee Benefits segment, approximately 18% from the Assurant PreNeed segment, approximately 13% from the Assurant Health segment, and approximately 5% from the Assurant Solutions segment.

         As an indirect wholly owned subsidiary of Assurant, Fortis Benefits does not have any publicly issued equity or debt securities. We are, however, subject to certain filing requirements of the Securities Exchange Act of 1934, as amended, because we have issued certain variable and market value adjusted insurance contracts, which are required to be registered with the SEC as securities. Effective April 1, 2001, Assurant exited this line of business and sold the business segment, then referred to as Fortis Financial Group, to The Hartford Financial Services Group, Inc. and certain of its subsidiaries (The Hartford). This sale was accomplished by means of reinsurance and modified coinsurance. As a result, The Hartford is contractually responsible for servicing the insurance contracts, including the payment of benefits, oversight of investment management, overall contract administration and funding of reserves. If The Hartford fails to fulfill its obligations, however, we will be obligated to perform the services and make the required payments and funding.

RISK FACTORS

         Fortis Benefits is subject to risks associated with our business. These risks include, among others:

         o Reliance on Relationships with Significant Clients, Distributors and Other Parties. If our significant clients, distributors and other parties with which we do business decline to renew or seek to terminate our relationships or contractual arrangements, our results of operations and financial condition could be materially adversely affected. We are also subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of products and services.

         o Failure to Attract and Retain Sales Representatives or Develop and Maintain Distribution Sources. Our sales representatives interface with clients and third party distributors. Our inability to attract and retain our sales representatives or an interruption in, or changes to, our relationships with various third-party distributors could impair our ability to compete and market our insurance products and services and materially adversely affect our results of operations and financial condition. In addition, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment.

         o Effect of General Economic, Financial Market and Political Conditions. Our results of operations and financial condition may be materially adversely affected by general economic, financial market and political conditions, including:

                  o        insurance industry cycles;

                  o        levels of employment;

                  o levels of inflation and movements of the financial markets;

                  o        fluctuations in interest rates;

                  o        monetary policy;

                  o        demographics; and

                  o        legislative and competitive factors.

         o Failure to Predict Accurately Benefits and Other Costs and Claims. We may be unable to predict accurately benefits, claims and other costs or to manage such costs through our loss limitation methods, which could have a material adverse effect on our results of operations and financial condition if claims substantially exceed our expectations.

         o Changes in Regulation. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future.

         As of December 31, 2003, we had approximately 1,500 employees.

ITEM 2.  PROPERTIES.

         Our principal office is in Kansas City, Missouri, where we lease approximately 297,000 square feet of space in a building owned by our parent, Assurant. We also lease from an unrelated party approximately 70,000 square feet of space in Birmingham, Alabama, which is used to house certain employees of our dental benefits division. In addition, we have several regional claims and sales offices throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS.

         We are regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While we cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, we do not believe that any pending matter will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not required under reduced disclosure format.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

            There is no public trading market for our common stock. As of March 1, 2004, we had 1,000,000 shares of common stock outstanding, all of which are owned directly by Interfinancial Inc., a Georgia corporation that is a direct wholly owned subsidiary of Assurant, Inc. Fortis Benefits paid no dividends to its stockholder in 2003 and $60 million in cash dividends to its stockholder in 2002.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not required under reduced disclosure format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see "Forward-Looking Statements" for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.

CONSOLIDATED OVERVIEW

                                                                               FOR THE YEARS ENDED
                                                                                   DECEMBER 31,
                                                                            2003                 2002
                                                                            ----                 ----
                                                                                  (IN MILLIONS)

REVENUES:
    Net earned premiums and other considerations                           $1,706               $1,686
    Net investment income                                                     260                  259
    Net realized gains (losses) on investments                                  4                 (46)
    Fees and other income                                                      67                   73
                                                                               --                   --
       Total revenues                                                       2,037                1,972
                                                                            -----                -----
BENEFITS, LOSSES AND EXPENSES:
    Policyholder benefits                                                   1,285                1,305
    Selling, underwriting and general expenses                                555                  522
        Total benefits, losses and expenses                                 1,840                1,827
                                                                            -----                -----
INCOME BEFORE INCOME TAXES:                                                   197                  145
    Income taxes                                                               67                   44
                                                                               --                   --

NET INCOME                                                                   $130                 $101
                                                                             ====                 ====


YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

         Total Revenues

         Total revenues increased by $65 million, or 3%, to $2,037 million for the year ended December 31, 2003, from $1,972 million for the year ended December 31, 2002. This increase was due primarily to an increase in net earned premiums and an improvement in our net realized gains (loses) on investments.

         In 2003, our disability net earned premiums increased by $58 million, primarily due to $83 million of additional disability reinsurance premiums that we assumed through an affiliated reinsurance intermediary, DRMS. Partially offsetting this increase was a $19 million decrease in group life net earned premiums, due to the non-renewal of certain unprofitable business and less new business due to continued pricing discipline. In addition, dental net earned premiums decreased by $6 million, driven by lower sales and the non-renewal of a large account. Consumer protection premiums in the accident and health line increased by $3 million, as a result of increases in new business sales. Small employer group and individual health premiums decreased slightly by $18 million, primarily due to a lower rate of renewals of individual medical policies.

     Also in 2003, we realized $4 million of net gains on investments, compared to $46 million of net losses in 2002, and net investment income increased slightly from $259 million during 2002 to $260 million during 2003. We continue to match investment portfolio composition to liquidity needs and capital requirements.

         Policyholder Benefits


     Policyholder benefits decreased by $20 million, or 2%, from $1,305 million for the year ended December 31, 2002, to $1,285 million for the year ended December 31, 2003. The decrease was driven by favorable development in disability claims and lower claims volume due to the reduction in dental and group net life earned premiums. In addition, during the third quarter of 2003, we completed reserve studies for the group disability, group life and group dental products. We concluded that group life and group dental reserves were redundant and that group disability reserves required strengthening. Adjustments were made to reserves to reflect current mortality and morbidity experience. In addition, the reserve discount rate on all claims was changed to reflect the continuing low interest rate environment. The net impact of these adjustments was a reduction in reserves of approximately $18 million.

         The total policyholder benefit to premium ratio decreased from 77.4% for the year ended December 31, 2002 to 75.3% for the year ended December 31, 2003. The following table shows the policyholder benefit to premium ratio by product line for the years ended December 31, 2003 and 2002:


                  Product Line                       2003              2004
                  ------------                       ----              ----
                  Group dental                         69%               72%
                  Group disability                     93%               87%
                  Group life                           51%               74%
                  Small employer group health          68%               66%
                           and individual heath
                  Pre-funded funeral                  106%              102%
                  Consumer protection                  23%               39%

         Group dental, group disability and group life loss ratios were all impacted by the reserve adjustment described above. The increase in the small employer group and individual health loss ratio resulted from increased loss expenses related to conversion deficiency reserves. The favorable loss ratio change for the consumer protection business is offset by a corresponding increase in the contingent commission. The increase in the pre-funded funeral loss ratio is due to a shift in the product mix from limited pay to single pay policies. Single pay policies typically have higher first year reserves driving an increase in the loss ratio.

         Expenses

         Our total selling, underwriting and general expenses increased by $33 million, from $522 million in 2002 to $555 million in 2003. Commissions increased by $16 million, from $166 million for the year ended December 31, 2002 to $182 million for the year ended December 31, 2003. This is primarily due to changes in the mix of business by product lines along with increases in production of disability and consumer protection premiums. Increases in contingent commissions on consumer protection products offset favorable loss ratios as mentioned above.

         Our general and administrative expense to premium ratio rose slightly to 19% in 2003 from 18% in 2002. Expenses in the group disability insurance product line increased correspondingly with the increase in its premium volume. Expenses related to the small employer group health product line decreased as a result of less renewal business in 2003. With respect to the pre-funded funeral business, expenses in 2003 decreased from 2002 levels, however, the amortization of deferred acquisition expense for that product line increased over 2002 levels. Also in 2003, we had a $6.2 million writedown of previously capitalized software related to our new administration system.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers' and our stockholder's interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk. Additionally we are exposed to inflation risk and to a small extent to foreign currency risk.

         Interest rate risk is the possibility the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in the slope or shape of the yield curve and changes in spreads due to credit risks and other factors.

         Credit risk is the possibility that counterparties may not be able to meet payment obligations when they become due. We assume counterparty credit risk in many forms. A counterparty is any person or entity from which cash or other forms of consideration are expected to extinguish a liability or obligation to us. Primarily, our credit risk exposure is concentrated in our fixed income investment portfolio and, to a lesser extent, in our reinsurance recoverables.

         Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when only one of invested assets or liabilities is indexed to inflation.

         Foreign exchange risk is the possibility that changes in exchange rates produce an adverse effect on earnings and equity when measured in domestic currency. This risk is largest when assets backing liabilities payable in one currency are invested in financial instruments of another currency. Our general principle is to invest in assets that match the currency in which we expect the liabilities to be paid.

INTEREST RATE RISK

         Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk--price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2003, we held $3,452 million of fixed maturity securities at fair market value and $635 million of commercial mortgages at amortized cost for a combined total of 92% of total invested assets. As of December 31, 2002, we held $3,045 million of fixed maturity securities at fair market value and $579 million of commercial mortgages at amortized cost for a combined total of 90% of total invested assets.

         We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

         Our group long-term disability reserves are also sensitive to interest rates. Group long-term disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation.

         The interest rate sensitivity of our fixed maturity security assets is assessed using hypothetical test scenarios that assume several positive and negative parallel shifts of the underlying yield curves. We have assumed that both the United States and Canadian yield curves have a 100% correlation and, therefore, move together. The individual securities are repriced under each scenario using a valuation model. For investments such as mortgage-backed and asset-backed securities, a prepayment model was used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology.

CREDIT RISK

         We have exposure to credit risk primarily as a holder of fixed income securities and by entering into reinsurance cessions.

         Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA-and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+ and 0.38% for issuers rated BB- to BB+. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody's or Standard & Poor's ratings to determine an issuer's rating.

         We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks that we underwrite.

     For at least 50% of our $1,210 million of reinsurance recoverables at December 31, 2003, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $891 million and $240 million as of December 31, 2003 relating to two large coinsurance arrangements with The Hartford and John Hancock Life Insurance Company (John Hancock), respectively, related to sales of businesses. If the value of the assets in these trusts decreases, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. We believe that a majority of our reinsurers are rated "A-" or better by A.M. Best.

INFLATION RISK

         Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 19% of Assurant PreNeed's insurance policies with reserves of approximately $343 million as of December 31, 2003 have death benefits that are guaranteed to grow with the Consumer Price Index. In times of rapidly rising inflation the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing a contract with payments tied to the Consumer Price Index. See "-- Derivatives."

         In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation and we have not been able to increase premiums to keep pace with inflation.

FOREIGN EXCHANGE RISK

         We are exposed to some foreign exchange risk arising from our international operations mainly in Canada. Total invested assets denominated in currencies other than the U.S. dollar were less than 5% of our total invested assets at December 31, 2003.

         Foreign exchange risk is mitigated by matching our liabilities under insurance policies that are payable in foreign currencies with investments that are denominated in such currency. We have not established any hedge to our foreign currency exchange rate exposure.

         We assess our foreign exchange risk by examining the foreign exchange rate exposure of the excess of invested assets over the statutory reserve liabilities denominated in foreign currency. Two stress scenarios are examined.

         The first scenario assumes a hypothetical 10% immediate change in the foreign exchange rate.

         The second scenario assumes a more severe 2.33 standard deviation event (comparable to a one in 100 probability under a normal distribution).

         The modelling techniques we use to calculate our exposure does not take into account correlation among foreign currency exchange rates or correlation among various markets. Our actual experience may differ due to correlation assumptions utilized or if events occur that were not included in the methodology, such as significant illiquidity or other market events.

DERIVATIVES

         Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts.

         Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We generally do not use derivative financial instruments.

         On August 1, 2003, we purchased a contract to partially hedge the inflation risk exposure inherent in some of our pre-funded funeral insurance policies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and financial statement schedules in Part IV, Item 15(a) 1 and 2 of this report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not required under reduced disclosure format.

ITEM 11.  EXECUTIVE COMPENSATION.

         Not required under reduced disclosure format.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Not required under reduced disclosure format.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not required under reduced disclosure format.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2003. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by the board of directors during the fiscal years ended December 31, 2002 and 2003.

                                             FISCAL YEAR ENDED                    FISCAL YEAR ENDED
                                             DECEMBER 31, 2002                    DECEMBER 31, 2003
                                             -----------------                    -----------------
DESCRIPTION OF FEES (IN THOUSANDS)       AMOUNT         PERCENTAGE OF         AMOUNT         PERCENTAGE OF
                                                          SERVICES                              SERVICES
                                                          APPROVED                              APPROVED
Audit Fees                                $290              100%               $162               100%
Audit Related Fees                         $0                N/A                $0                N/A
Tax Fees                                   $0                N/A                $0                N/A
All Other Fees                             $0                N/A                $0                N/A

         In March 2004, the Board of Directors of the Company adopted written procedures for pre-approval of services by the independent auditors, including procedures relating to the Board's power to:

         o Retain and terminate independent auditors and approve all audit engagement fees and terms;

         o Inform each registered public accounting firm performing work for the Company that such firm shall report directly to the Board of Directors;

         o Directly oversee the work of any registered public accounting firm employed by the Company, including the resolution of any disagreement between management and the auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or related work; and

         o Approve in advance any significant audit or non-audit engagement or relationship between the Company and the independent auditors, other than "prohibited nonauditing services."

         "Prohibited nonauditing services" are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by the Company to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Board of Directors and approved prior to the completion of the audit by the Board of Directors or by one or more members of the Board of Directors who are members of the Board to whom authority to grant such approvals has been delegated by the Board of Directors. The Board of Directors may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent auditors so long as it is presented to the full Board of Directors at a later time.


                                     PART IV


  ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)1.  CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements of Fortis Benefits Insurance Company, incorporated by reference into Item 8, are attached hereto:

                                                                                             Page
         Consolidated Financial Statements of Fortis Benefits Insurance Company
         Report of Independent Auditors                                                       F-1
         Consolidated Balance Sheets of Fortis Benefits Insurance Company at
            December 31, 2003 and 2002                                                        F-2

         Consolidated Statements of Operations of Fortis Benefits Insurance Company
             for the Three Fiscal Years in the Period Ended December 31, 2003                 F-4
         Consolidated Statements of Changes in Stockholder's Equity of Fortis Benefits
             Insurance Company for the Three Fiscal Years in the Period Ended
             December 31, 2003                                                                F-5
         Consolidated Statements of Cash Flows of Fortis Benefits Insurance Company
             for the Three Fiscal Years in the Period Ended December 31, 2003                 F-6
         Notes to Consolidated Financial Statements of Fortis Benefits Insurance
             Company                                                                          F-9

         2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         None.

         3.  EXHIBITS

         The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com

EXHIBIT
NUMBER              EXHIBIT DESCRIPTION
-------             -------------------

3.1 Articles of Incorporation of Fortis Benefits Insurance Company (incorporated by reference from the Registrant's Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No. 33-03919).

3.2 By-laws of Fortis Benefits Insurance Company (incorporated by reference from the Registrant's Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No. 33-03919).

3.3 Amendments to Articles of Incorporation and By-laws of Fortis Benefits Insurance Company dated November 21, 1991 (incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

3.4 Amendment to By-laws of Fortis Benefits Insurance Company dated May 1, 1999 (incorporated by reference from Exhibit 3(d) to the Registrant's Form 10-K filed on March 30, 2001, File No. 33-63799).

4.1 Form of Combination Fixed and Variable Group Annuity Contract (incorporated by reference from Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.2 Form of Certificate to be used in connection with Form of Combination Fixed and Variable Group Annuity Contract filed as Exhibit 4.1 to this report (incorporated by reference from Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.3 Form of Application to be used in connection with Form of Certificate filed as Exhibit 4.2 to this report (incorporated by reference from Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.4 Form of IRA Endorsement (incorporated by reference from Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.5 Form of Section 403(b) Annuity Endorsement (incorporated by reference from Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-4 and Variable Account D filed on March 1, 1990, File No. 33-19421).

4.6 Annuity Contract Exchange Form (incorporated by reference from Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on April 19, 1988, File No. 33-19421).

10.1 Stock Option Plan (incorporated by reference from Exhibit 10.2 to Assurant, Inc.'s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24,
         2003).

10.2     Assurant 2004 Long-Term Incentive Plan (incorporated by reference from
         Exhibit 10.3 to Assurant, Inc.'s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.3 Supplemental Executive Retirement Plan, as amended (incorporated by reference from Exhibit 10.4 to Assurant, Inc.'s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.4     Executive Pension and 401(k) Plan (incorporated by reference from
         Exhibit 10.5 to Assurant, Inc.'s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.5     Assurant Directors Compensation Plan (incorporated by reference from
         Exhibit 10.12 to Assurant, Inc.'s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.6 Assurant 2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.13 to Assurant, Inc.'s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.7 Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to Assurant, Inc.'s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.8 Assurant Appreciation Incentive Rights Plan (incorporated by reference from Exhibit 10.17 to Assurant, Inc.'s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.9 Investment Plan (incorporated by reference from Exhibit 10.18 to Assurant, Inc.'s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24,
         2003).

24.1     Power of Attorney.

31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1 Certification of Chief Executive Officer of Fortis Benefits Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer of Fortis Benefits Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed for the year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.

                                           FORTIS BENEFITS INSURANCE COMPANY


                                           By:  /s/ Robert B. Pollock
                                               ---------------------------------
                                               Name:  Robert B. Pollock
                                               Title: President and Chief
                                                      Executive Officer

                                           By:  /s/ Larry M. Cains
                                               ---------------------------------
                                               Name:  Larry M. Cains
                                               Title: Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2004.


           SIGNATURE                                                         TITLE
           ---------                                                         -----
               *                                                     Chairman of the Board
--------------------------------
       J. Kerry Clayton

     /s/ Robert B. Pollock                                   President and Chief Executive Officer
--------------------------------                                 (Principal Executive Officer)
       Robert B. Pollock

      /s/ Larry M. Cains                                                   Treasurer
--------------------------------                                 (Principal Financial Officer)
        Larry M. Cains                                          (Principal Accounting Officer)


               *                                                           Director
--------------------------------
        Alan W. Feagin

               *                                                           Director
--------------------------------
      Michael J. Peninger

               *                                                           Director
--------------------------------
      Lesley G. Silvester



         *By:  /s/ Douglas R. Lowe
              -------------------------
                 Douglas R. Lowe
                 Attorney-in-Fact

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of Fortis Benefits Insurance Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Fortis Benefits Insurance Company and its subsidiaries (the Company), an indirect, wholly owned subsidiary of Fortis (SA/NV) and Fortis N.V. at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 20, 2004

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2003 AND 2002


                                                                             DECEMBER 31,
                                                                 --------------------------------
                                                                      2003               2002
                                                                 -------------       ------------
                                                                 (IN THOUSANDS EXCEPT SHARE DATA)

ASSETS
Investments:
  Fixed maturities available for sale, at fair value (amortized
    cost - $3,227,043 in 2003 and $2,882,516 in 2002)               $3,452,299       $3,044,689
  Equity securities available for sale, at fair value
    (cost - $199,287 in 2003 and $108,002 in 2002)                     208,149          102,214
  Commercial mortgage loans on real estate, at amortized cost          634,615          578,517
  Policy loans, at amortized cost                                       10,678           10,301
  Short-term investments, at amortized cost                             71,057          245,224
  Other investments                                                     51,831           62,248
                                                                    ----------       ----------
      Total investments                                              4,428,629        4,043,193

Cash and cash equivalents                                               29,176           49,575
Premiums and accounts receivable, less allowances for
    doubtful accounts (2003 - $11,072; 2002 - $11,482)                  77,094           78,203
Reinsurance recoverables                                             1,210,299        1,151,186
Accrued investment income                                               49,756           45,584
Income tax receivable                                                        -            8,258
Deferred acquisition costs                                              92,117           71,171
Property and equipment, at cost less accumulated depreciation            2,566            3,795
Deferred income taxes, net                                              54,249          125,317
Goodwill                                                               156,985          156,006
Value of businesses acquired                                            45,710           52,643
Other assets                                                            41,710           35,605
Assets held in separate accounts                                     3,516,070        3,126,978
                                                                    ----------       ----------
       Total assets                                                 $9,704,361       $8,947,514
                                                                    ==========       ==========



      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2003 AND 2002


                                                                       DECEMBER 31,
                                                             --------------------------------
                                                                  2003               2002
                                                             -------------       ------------
                                                             (IN THOUSANDS EXCEPT SHARE DATA)

LIABILITIES
Future policy benefits and expenses                             $2,869,324       $2,657,445
Unearned premiums                                                   50,002           50,145
Claims and benefits payable                                      1,810,847        1,768,866
Commissions payable                                                 15,918           27,345
Reinsurance balances payable                                         5,138              628
Funds held under reinsurance                                           100               84
Deferred gain on disposal of businesses                            249,481          301,327
Due to affiliates                                                    3,478            3,842
Accounts payable and other liabilities                             141,309          176,628
Income tax payable                                                  22,112                -
Liabilities related to separate accounts                         3,516,070        3,126,978
                                                                ----------       ----------
               Total liabilities                                 8,683,779        8,113,288





STOCKHOLDER'S EQUITY
Common stock, $5 par value: authorized, issued and
   outstanding shares - 1,000,000                                    5,000            5,000
Additional paid-in capital                                         516,570          516,570
Retained earnings                                                  342,610          211,459
Accumulated other comprehensive income                             156,402          101,197
                                                                ----------       ----------
               Total stockholder's equity                        1,020,582          834,226
                                                                ----------       ----------
               Total liabilities and stockholder's equity       $9,704,361       $8,947,514
                                                                ==========       ==========


      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                             YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------
                                                               2003                2002                  2001
                                                           -----------          -----------           -----------
                                                                               (IN THOUSANDS)
REVENUES
Net earned premiums and other considerations               $ 1,705,681          $ 1,686,364           $ 1,533,521
Net investment income                                          259,804              258,590               306,377
Net realized gain (loss) on investments                          3,909              (45,801)              (34,327)
Amortization of deferred gain on disposal of
   businesses                                                   51,846               60,186                50,538
Fees and other income                                           15,099               13,099                27,485
                                                           -----------          -----------           -----------
         Total revenues                                      2,036,339            1,972,438             1,883,594

BENEFITS, LOSSES AND EXPENSES
Policyholder benefits                                        1,284,723            1,304,765             1,237,189
Amortization of deferred acquisition costs and
    value of business acquired                                  52,001               47,793                55,936
Underwriting, general and administrative expenses              502,873              475,007               427,636
                                                           -----------          -----------           -----------
         Total benefits, losses and expenses                 1,839,597            1,827,565             1,720,761
                                                           -----------          -----------           -----------

Income before income taxes                                     196,742              144,873               162,833
Income taxes                                                    66,613               44,225                55,474
                                                           -----------          -----------           -----------
         Net income                                        $   130,129          $   100,648           $   107,359
                                                           ===========          ===========           ===========


      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                                                                              ACCUMULATED
                                                               ADDITIONAL                        OTHER
                                                  COMMON        PAID-IN        RETAINED      COMPREHENSIVE
                                                  STOCK         CAPITAL        EARNINGS      INCOME (LOSS)         TOTAL
                                               -----------    -----------    -----------      -----------      -----------
                                                                              (IN THOUSANDS)

Balance, January 1, 2001                       $     5,000    $   645,757    $   363,452      $   (23,163)     $   991,046
                                                                                                               -----------
  Dividends on common stock                              -              -       (300,000)               -         (300,000)
  Net deemed dividend to parent                                  (129,187)             -                          (129,187)
  Comprehensive income
    Net income                                           -              -        107,359                -          107,359
    Net change in unrealized gains on
      securities                                         -              -              -           50,920           50,920
  Foreign currency translation                           -              -              -              657              657
                                                                                                               -----------
  Total comprehensive income                                                                                       158,936
                                               -----------    -----------    -----------      -----------      -----------
Balance, December 31, 2001                           5,000        516,570        170,811           28,414          720,795
                                                                                                               -----------
  Dividends on common stock                              -              -        (60,000)               -          (60,000)
  Comprehensive income
    Net income                                           -              -        100,648                -          100,648
    Net change in unrealized gains on
      securities                                         -              -              -           74,696           74,696
  Foreign currency translation                           -              -              -           (1,913)          (1,913)
                                                                                                               -----------
      Total comprehensive income                                                                                   173,431
                                               -----------    -----------    -----------      -----------      -----------
Balance, December 31, 2002                           5,000        516,570        211,459          101,197          834,226
                                                                                                               -----------
  Other                                                  -              -          1,022                -            1,022
  Comprehensive income
    Net income                                           -              -        130,129                -          130,129
    Net change in unrealized gains on
      securities                                         -              -              -           49,724           49,724
    Foreign currency translation                         -              -              -            5,481            5,481
                                                                                                               -----------
      Total comprehensive income                                                                                   185,334
                                               -----------    -----------    -----------      -----------      -----------
Balance, December 31, 2003                     $     5,000    $   516,570    $   342,610      $   156,402      $ 1,020,582
                                               ===========    ===========    ===========      ===========      ===========


      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2003, 2002 AND 2001

                                                                                   YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                       2003              2002             2001
                                                                    -----------      -----------      -----------
                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                          $   130,129      $   100,648      $   107,359
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Change in reinsurance recoverable                                (59,107)         (24,284)          49,617
       Change in premiums and accounts receivables                          865           39,124            2,890
       Depreciation and amortization                                      1,125            1,253            2,769
       Change in deferred acquisition costs and value of
           businesses acquired                                           (9,031)         (15,322)         (19,057)
       Change in accrued investment income                               (3,828)           5,429           12,331
       Change in insurance policy reserves and liabilities              222,012          165,188          111,983
       Change in accounts payable and other liabilities                 (36,088)          (4,919)         (25,580)
       Change in commissions payable                                    (11,427)           5,854            8,638
       Change in reinsurance balances payable                             4,510           (4,875)           5,503
       Change in funds held under reinsurance                                16              (12)             (96)
       Amortization of deferred gain on disposal of businesses
           via reinsurance                                              (51,846)         (60,186)         (50,538)
       Change in income taxes                                            72,719          (56,016)          16,202
       Net realized (gain)/loss on investments                           (3,909)          45,801           34,327
       Other                                                                393            1,106             (951)
                                                                    -----------      -----------      -----------
Net cash provided by operating activities                               256,533          198,789          255,397

INVESTING ACTIVITIES
Sales of:
       Fixed maturities available for sale                              564,972        1,510,883        1,589,547
       Equity securities available for sale                              54,519        1,733,693        3,138,347
       Other invested assets                                             24,322            3,688           32,206
Maturities, prepayments and scheduled redemption of:
       Fixed maturities available for sale                              307,594          280,859          136,383
Purchase of:
       Fixed maturities available for sale                           (1,189,996)      (1,997,147)      (1,396,593)
       Equity securities available for sale                            (145,931)      (1,723,664)      (3,168,453)
       Other invested assets                                            (13,885)          (1,188)         (30,467)
(Increase) decrease in commercial mortgage loans on real estate         (52,475)          76,810          119,519
Decrease (increase) in short term investments                           174,167          (11,573)        (114,545)
(Increase) in policy loans                                                 (219)            (365)          (1,897)
Net cash paid related to acquisition/sale of business                         -                -         (189,179)
                                                                    -----------      -----------      -----------
Net cash (used in) provided by investing activities                 $  (276,932)     $  (128,004)     $   114,868


      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2003, 2002 AND 2001


                                                             YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                       2003           2002           2001
                                                     ---------      ---------      ---------
                                                                  (IN THOUSANDS)
FINANCING ACTIVITIES
Activities related to investment products:
   Considerations received                           $       -      $       -      $  43,713
   Surrenders and death benefits                             -              -        (79,329)
   Interest credited to policyholders                        -              -          7,174
Dividends paid                                               -        (60,000)      (375,000)
Other                                                        -              -          4,308
                                                     ---------      ---------      ---------
Net cash used in financing activities                        -        (60,000)      (399,134)
Change in cash and cash equivalents                    (20,399)        10,785        (28,869)
Cash and cash equivalents at beginning of period        49,575         38,790         67,659
                                                     ---------      ---------      ---------
Cash and cash equivalents at end of period           $  29,176      $  49,575      $  38,790
                                                     =========      =========      =========

Supplemental information:
Income taxes paid                                    $   7,702      $ 112,791      $     317


      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2003, 2002 AND 2001


                                                            ---------------------------------------------
                                                               2003               2002            2001
                                                            ----------         ----------      ----------
                                                                           (IN THOUSANDS)
Supplemental schedule of non-cash investing activities:
Non cash activities:
  Foreign currency translation                                   5,481             (1,913)            657

    Assets and liabilities transferred in reinsurance
               transactions (Notes 3 and 4):
        Cessations of FFG in 2001:
            Non-cash assets (ceded) received:
               Compensation for ceded liabilities                    -                  -        (500,000)
               Fixed maturities                                      -                  -        (161,579)
               Other investments                                     -                  -        (196,987)
               Capital gains on assets transferred                   -                  -             582
               Other assets                                          -                  -         (20,367)
               Deferred acquisition costs                            -                  -        (441,555)
                                                            ----------         ----------      ----------
           Total value of assets (ceded) received                    -                  -      (1,319,906)
                                                            ==========         ==========      ==========

           Non-cash liabilities ceded (assumed):
               Ceding commission                                     -                  -         500,000
               Future policy benefit reserves                        -                  -       1,049,137
               Claim liabilities and dividends payable               -                  -          14,928
               Unearned premium reserves                             -                  -             241
               Separate accounts seed money liability                -                  -         (21,387)
               Other liabilities                                     -                  -           1,515
               Proceeds reallocation                                 -                  -         198,750
                                                            ----------         ----------      ----------
           Total liabilities ceded (assumed)                         -                  -       1,743,184
                                                            ==========         ==========      ==========

           Deemed dividend to parent                                 -                  -        (198,750)
           Deferred tax asset                                        -                  -          69,563
                                                            ----------         ----------      ----------
           Net deemed dividend to parent                             -                  -        (129,187)
                                                            ==========         ==========      ==========

     Assumptions of Protective DBD in 2002 and 2001:
      Non-cash assets assumed:
         Goodwill and intangibles                                    -             (3,796)        143,204
         Other assets                                                -              1,435          20,890
         Federal income tax recoverable                              -             (2,044)         77,110
                                                            ----------         ----------      ----------
     Total assets assumed                                            -             (4,405)        241,204
                                                            ==========         ==========      ==========

     Non-cash liabilities assumed
        Future policy benefit reserves                               -                  -         (21,913)
        Unearned premium reserves                                    -                  -         (13,975)
        Claim liabilities and dividends payable                      -                208         (15,068)
        Accrued expenses and other liabilities                       -             (2,500)        (28,245)
                                                           -----------         ----------      ----------
     Total liabilities assumed                                       -             (2,292)        (79,201)
                                                           ===========         ==========      ==========



      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)



1.      NATURE OF OPERATIONS

Fortis Benefits Insurance Company (the "Company") is a provider of life and health insurance products. At December 31, 2003, the Company was an indirect wholly owned subsidiary of Fortis, Inc. ("Fortis"), which itself was an indirect, wholly owned subsidiary of Fortis (SA/NV) of Belgium and Fortis N.V of the Netherlands (collectively, the "Parent").


On February 5, 2004, the Parent sold approximately 65% of its ownership interest in Fortis. via an Initial Public Offering ("IPO"). In connection with the IPO, Fortis. was merged into Assurant, Inc., a Delaware corporation, which was formed solely for the purpose of the redomestication of Fortis. After the merger, Assurant, Inc. became the successor to the business, operations and obligations of Fortis. Assurant, Inc is traded on the New York Stock Exchange under the symbol AIZ.

The Company is incorporated in Minnesota and distributes its products in all states except New York. The Company's revenues are derived principally from group employee benefits products and from individual, group health and pre-need products. The Company offers insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies.



2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on the Company's balance sheet that involve accounting estimates and actuarial determinations are goodwill, reinsurance recoverables, valuation of investments, deferred acquisition costs ("DAC"), liabilities for future policy benefits and expenses, and claims and benefits payable. The accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, and terminations by policyholders. As additional information becomes available or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are reasonable.

Dollar amounts are presented in U.S. dollars and all amounts are in thousands except for number of shares and securities.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. See notes 3 and 4 for acquisitions and dispositions of businesses.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation, unrealized gains and losses on securities classified as available for sale, less deferred income taxes.

RECLASSIFICATIONS

Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

CASH AND CASH EQUIVALENTS

The Company considers cash on hand, all operating cash and working capital cash to be cash equivalents. These amounts are carried principally at cost, which approximates fair value. Cash balances are reviewed at the end of each reporting period to determine if negative cash balances exist. If negative cash balances do exist, the cash accounts are netted with other positive cash accounts of the same bank provided the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.

INVESTMENTS

The Company's investment strategy is developed based on many factors including insurance asset and liability management, rate of return, maturity, credit risk, tax considerations and regulatory requirements.

Fixed maturities and equity securities are classified as available-for-sale and reported at fair value. Changes in fair values of available for sale securities, after related deferred income taxes and after adjustment for the changes in the pattern of amortization of deferred policy acquisition costs and participating policyholder dividends, are reported as accumulated other comprehensive income and, accordingly, have no effect on net income. The unrealized appreciation or depreciation in the fair value of available for sale securities is reported net of taxes that would have been required as a charge or credit to income had such unrealized amounts been realized.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. Allowances, if necessary, are established for mortgage loans based on the difference between the unpaid loan balance and the estimated fair value of the underlying real estate when such loans are determined to be in default as to scheduled payments. The change in the allowance for losses is recorded as realized gains and losses on investments. Such allowances are based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price, or the fair market value of the collateral if the loan is collateral dependent.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


Short-term investments include all investment cash and highly liquid investments. These amounts are carried principally at cost, which approximates fair value.

The Company regularly monitors its investment portfolio to ensure that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued, and that any impairments are charged against earnings in the proper period. The Company's methodology to identify potential impairments requires professional judgment. Changes in individual security values are monitored on a semi-monthly basis in order to identify potential problem credits. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watch list, which is discussed at monthly meetings attended by members of the Company's investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors or countries could result in additional write downs in future periods for impairments that are deemed to be other-than-temporary.

Realized gains and losses on sales of investments and declines in value judged to be other-than-temporary are recognized on the specific identification basis.

Investment income is recorded as earned net of investment expenses.

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company's mortgage-backed securities and structured securities are of high credit quality. Therefore, the retrospective method is used to adjust the effective yield.

DERIVATIVE INSTRUMENT

In August 2003, the Company began to utilize derivative instruments in managing the PreNeed segment's exposure to inflation risk. The derivative instrument, a Consumer Price Index Cap (the "CPI CAP"), limits the inflation risk on certain policies to a maximum of 5% and has a notional amount of $454,000 amortizing to zero over 20 years. The CPI CAP does not qualify under GAAP as an effective hedge; therefore, it is marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the results of operations in fees and other income. As of December 31, 2003, the CPI CAP included in other assets amounted to $8,800 and the income recorded in the results of operations totaled $100.

REINSURANCE

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies. The ceding of

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


insurance does not discharge the Company's primary liability to insureds. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management's experience, and current economic conditions.

DEFERRED ACQUISITION COSTS (DAC)

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

A premium deficiency is recognized by a charge to the statement of operations as a reduction of DAC to the extent that future policy premiums, including anticipation of interest income, are not adequate to recover all DAC and related claims, benefits and expenses. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

PROPERTY AND EQUIPMENT

Property and equipment are reported at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over estimated useful lives with a maximum of 39.5 years for buildings, 7 years for furniture and 5 years for equipment. Expenditures for maintenance and repairs are charged to income as incurred. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset. Depreciation expense was $1,125, $1,253 and $1,243 for the years ended December 31, 2003, 2002 and 2001, respectively.

GOODWILL

Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. The Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to FAS 142, goodwill is deemed to have an indefinite life and should not be amortized, but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. Prior to the adoption of FAS 142, goodwill was amortized over 20 years. Upon the adoption of FAS 142, the Company ceased amortizing goodwill. The measurement of fair value was determined based on a valuation report prepared by an independent valuation firm. The valuation was based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


SEPARATE ACCOUNTS

Assets and liabilities associated with separate accounts relate to premium and annuity considerations for variable life and annuity products for which the contract-holder, rather than the Company, bears the investment risk. Separate account assets are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of operations. Through April 1, 2001, the Company received administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees were included in net earned premiums and other considerations in the consolidated statements of operations. Since April 1, 2001, all fees have been ceded to the Hartford Life Insurance and Annuity Company ("the Hartford") (see note 4).

The Company received mortality and expense risk fees from the separate accounts, deducted monthly cost of insurance charges, and received minimum death benefit guarantee fees along with issue and administrative fees from the variable life insurance separate accounts prior to the sale.

The Company made contractual mortality assurances to the variable annuity contract owners that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and beneficiaries from the mortality assumptions implicit in the annuity contracts. The Company made periodic fund transfers to, or withdrawals from, the separate account assets for such actuarial adjustments for variable annuities in the benefit payment period. The Company also guarantees that the rates at which administrative fees are deducted from contract funds will not exceed contractual maximums.

For variable life insurance, the Company guarantees that the rates at which insurance charges and administrative fees are deducted from contract funds will not exceed contractual maximums. The Company also guarantees that the death benefit will continue to be payable at the initial level regardless of investment performance so long as minimum premium payments are made. The risk associated with minimum business guarantees has been ceded to the Hartford as noted above.

INCOME TAXES

The Company reports its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of Fortis. Income tax expense or credits are allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a Tax Allocation Agreement.

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial statement purposes and for income tax purposes.

OTHER ASSETS

Other assets include prepaid items and intangible assets. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company tests the intangible assets for impairment whenever circumstances warrant, but at least annually. If impairment exists, then

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


excess of the unamortized balance over the fair value of the intangible assets will be charged to income at that time.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign operations reported in other than U.S. dollars are translated at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. Cumulative translation adjustments have been reflected in Stockholder's Equity under the caption "Accumulated other comprehensive income."

REVENUES AND FUTURE POLICY BENEFIT RESERVES

Premiums for traditional life insurance and pre-need life products are recognized as revenues when due over the premium-paying period. Reserves for future policy benefits are computed using the net level method and include investment yield, mortality, withdrawal, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations.

Revenues for interest sensitive and investment products consist of charges assessed against policy account balances during the period for the cost of insurance, policy administration, and surrender charges. Future policy benefit reserves are computed under the retrospective deposit method and consist of policy account balances before applicable surrender charges. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances. Interest crediting rates for universal life and investment products ranged from 3% to 7% in 2003, 3% to 10% in 2002 and 3% to 14% in 2001.

A portion of the Company's pre-need life products provide an increasing future benefit tied typically to the U.S. Consumer Price Index or a targeted growth rate established at management's discretion. All pre-need life products that have death benefit increases made at management's discretion are accounted for as interest-sensitive life products.

Premiums for accident and health insurance products, including medical, long-term and short-term disability and dental insurance products, are recognized as revenues ratably over the contract period in proportion to the risk insured. Reserves for future disability benefits are based on the 1987 Commissioners Group Disability Table. The valuation interest rate is the Single Premium Immediate Annuity valuation rate less 100 basis points. Claims in the first five years are modified based on the Company's actual experience.


CLAIMS AND BENEFITS PAYABLE

Other policy claims and benefits payable for reported and incurred but not reported claims and related claims adjustment expenses are determined using case-basis estimates and past experience. The methods of making such estimates and establishing the related liabilities are continually reviewed and updated. Any adjustments resulting there from are reflected in income currently.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


GUARANTY FUND ASSESSMENTS

There are a number of insurance companies that are currently under regulatory supervision. This may result in future assessments to the Company by state guaranty fund associations to cover losses to policyholders of insolvent or rehabilitated companies. These assessments can be partially recovered through a reduction in future premium taxes in some states. The Company believes it has adequately provided for the impact of future assessments relating to current insolvencies.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (Including Certain Costs Incurred in Restructuring ("EITF 94-3")). EITF 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003. The adoption of this standard did not have a material impact on the Company's financial position or the results of operations.

In November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees ("FIN 45"). FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require the Company to make payments to a guaranteed party based on changes in an underlying obligation that is related to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements and indirect guarantees of indebtedness of others. This new accounting standard is effective for certain guarantees issued or modified after December 31, 2002. In addition, FIN 45 requires certain additional disclosures. The Company adopted this standard on January 1, 2003, and the adoption did not have a material impact on the Company's financial position or the results of operations.

In April 2003, the FASB's Derivative Implementation Group ("DIG") released FAS 133 Implementation Issue B36, Embedded Derivatives: Modified Coinsurance Arrangement and Debt Instrument that Incorporates Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the obligor under those Instruments ("DIG B36"). DIG B36 addresses whether FAS 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index are examples of arrangements containing embedded derivatives requiring bifurcation. The Company adopted DIG B36 on October 1, 2003. The adoption of this standard did not have a material impact on the Company's financial position or the results of operations.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003 and prospectively for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's financial position or the results of operations.

On July 7, 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contract holders. SOP 03-1 will be effective for the Company's consolidated financial statements on January 1, 2004. The Company assessed this statement and determined that the adoption of this statement will not have a material impact on the Company's financial position or the results of operations.

In January 2003, the FASB issued Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which clarifies the consolidation accounting guidance in ARB 51, Consolidated Financial Statements, as it applies to certain entities in which equity investors who do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities ("VIEs"). FIN 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise holds a variable interest that was acquired after February 1, 2003. On October 8, 2003, the FASB deferred the adoption of FIN 46 until reporting periods ending after December 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position or the results of operations.


3.      MERGERS AND ACQUISITIONS

PIERCE NATIONAL LIFE INSURANCE COMPANY ("PNL")

On July 1, 2001, the Company completed a statutory merger in which Pierce National Life Insurance Company ("PNL"), a California insurance company, merged with and into the Company (the "Merger"). Immediately prior to the Merger, both the Company and PNL were indirect wholly owned subsidiaries of Fortis. The Merger was completed as part of an internal reorganization being effected by Fortis with respect to certain of its life and health insurance companies. This transaction was accounted for at

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


historical cost, similar to pooling of interests. The results of operations for PNL have been included as of January 1, 2001.

DENTAL BENEFITS DIVISION ("DBD") OF PROTECTIVE LIFE CORPORATION ("PROTECTIVE")

On December 31, 2001, the Company purchased ("the Purchase") the Dental Benefits Division of Protective Life Corporation ("Protective"). The Purchase included group dental, group life and group disability insurance products. The Company entered into a reinsurance agreement with Protective for these insurance products on a 100% co-insurance basis and performs administration services for such insurance products. The transaction was accounted for under the purchase method. Consequently, the purchase price was allocated to assets acquired and liabilities assumed based on the relative fair values. The Company assumed approximately $75,000 of reserves, $244,000 of assets including $147,000 of goodwill and intangibles and paid cash of approximately $169,000. During 2002, the Company finalized its purchase price allocation and allocated $28,800 to intangible assets, net of deferred income taxes of $10,060. The results of operations of the business acquired have been included in the consolidated financial statements since the date of acquisition.


4.       DISPOSITIONS

FORTIS FINANCIAL GROUP ("FFG")

On April 2, 2001, the Company entered into a reinsurance agreement with the Hartford for the sale of its Fortis Financial Group ("FFG") division. FFG includes, among other blocks of business, certain individual life insurance policies and annuity contracts (collectively, the "Insurance Contracts") written by the Company. Certain of the Insurance Contracts permit investment in, among other investment options, various series of the Fortis Series Fund.

To execute the sale as it relates to the Company, the Hartford reinsured the Insurance Contracts on a 100% coinsurance basis (or 100% modified coinsurance basis for the Separate Accounts block) and agreed to administer the Insurance Contracts going forward. The Company received in connection with the sale an aggregate consideration of approximately $500,000 from the Hartford. The reinsurance contracts did not legally replace the Company as the insurer to policyholders or extinguish the Company's liabilities to its policyholders. The reserves for this block of business are included in the Company's reserves, see
Note 9. The deferred gain is being amortized over the remaining estimated life of the underlying business. The amortization of the deferred gain is more rapid in the first few years after sale and will be slower as the liabilities in the reinsured block decrease. During 2003, 2002 and 2001, the Company recognized pre-tax income of approximately $51,501, $58,227, and $47,928, respectively, reflecting the amortization of a portion of the deferred gain in the results of operations.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


5.        INVESTMENTS

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2003 were as follows:


                                                           COST           GROSS         GROSS
                                                       OR AMORTIZED    UNREALIZED     UNREALIZED
                                                           COST           GAINS         LOSSES        FAIR VALUE
                                                       ------------    ----------     ----------      ----------
FIXED MATURITIES
BONDS:
  United States Government and government
      agencies and authorities                          $  564,124     $   15,429     $   (1,374)     $  578,179
  States, municipalities and political subdivisions         30,089            999              -          31,088
  Foreign governments                                       90,068          7,796            (90)         97,774
  Public utilities                                         396,447         33,930           (195)        430,182
  All other corporate bonds                              2,146,315        172,407         (3,646)      2,315,076
                                                        ----------     ----------     ----------      ----------
      Total fixed maturities                            $3,227,043     $  230,561     $   (5,305)     $3,452,299
                                                        ==========     ==========     ==========      ==========
EQUITY SECURITIES
COMMON STOCKS:
  Banks, trusts and insurance companies                          -             32              -              32
NON-REDEEMABLE PREFERRED STOCKS:
  Non-sinking fund preferred stocks                        199,287          8,934           (104)        208,117
                                                        ----------     ----------     ----------      ----------
      Total equity securities                           $  199,287     $    8,966     $     (104)     $  208,149
                                                        ==========     ==========     ==========      ==========





The amortized cost and fair value of fixed maturities and equity securities at December 31, 2002 were as follows:



                                                        COST OR        GROSS           GROSS
                                                       AMORTIZED     UNREALIZED     UNREALIZED
                                                         COST          GAINS          LOSSES        FAIR VALUE
                                                      ----------     ----------     ----------      ----------
FIXED MATURITIES
BONDS:
   United States Government and government
       agencies and authorities                       $  554,369     $   24,912     $      (11)        579,270
   States, municipalities and political subdivisions      28,170            716             (2)         28,884
   Foreign governments                                    65,274          8,178            (23)         73,429
   Public utilities                                      348,456         22,595         (5,028)        366,023
   All other corporate bonds                           1,886,247        128,918        (18,082)      1,997,083
                                                      ----------     ----------     ----------      ----------
       Total fixed maturities                         $2,882,516     $  185,319     $  (23,146)     $3,044,689
                                                      ==========     ==========     ==========      ==========
EQUITY SECURITIES
NON-REDEEMABLE PREFERRED STOCKS:
   Non-sinking fund preferred stocks                  $  108,002     $    2,617     $   (8,405)     $  102,214
                                                      ----------     ----------     ----------      ----------
       Total equity securities                        $  108,002     $    2,617     $   (8,405)     $  102,214
                                                      ==========     ==========     ==========      ==========

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)



The amortized cost and fair value of fixed maturities at December 31, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               AMORTIZED
                                                                 COST         FAIR VALUE
                                                               ----------     ----------

Due in one year or less                                        $   24,471     $   25,096
Due after one year through five years                             390,353        420,516
Due after five years through ten years                            971,603      1,039,626
Due after ten years                                             1,171,731      1,287,675
    Total                                                       2,558,158      2,772,913
Mortgage and asset backed securities                              668,885        679,386
                                                               ----------     ----------
    Total                                                      $3,227,043     $3,452,299
                                                               ==========     ==========




Gross gains of $20,718, $69,152, and $48,963 and gross losses of $7,783, $76,629 and $74,264 were realized on these sales in 2003, 2002 and 2001, respectively.

Major categories of net investment income were as follows:


                                                     YEARS ENDED DECEMBER 31,
                                             ---------------------------------------
                                                2003          2002            2001
                                             ---------      ---------      ---------

Fixed maturities                             $ 195,500      $ 200,458      $ 217,535
Equity securities                               12,097         10,364         16,967
Commercial mortgage loans on real estate        49,940         52,392         65,524
Policy loans                                       588            575          2,156
Short-term investments                           1,363            728            922
Other investments                                8,592          1,932          9,428
Cash and cash equivalents                          198             21             17
Investment expenses                             (8,474)        (7,880)        (6,172)
                                             ---------      ---------      ---------
    Net investment income                    $ 259,804      $ 258,590      $ 306,377
                                             =========      =========      =========




The net realized gains (losses) recorded in income for 2003, 2002 and 2001 are summarized as follows:

                                                 YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------
                                       2003               2002               2001
                                     --------           --------           --------
Fixed maturities                     $  5,014           $(50,698)          $(35,594)
Equity securities                        (127)             3,981             (6,467)
                                     --------           --------           --------
Total marketable securities             4,887            (46,717)           (42,061)
Real estate                                 -                917              7,810
Other                                    (978)                (1)               (76)
                                     --------           --------           --------
    Total                            $  3,909           $(45,801)          $(34,327)
                                     ========           ========           ========

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)



The Company recorded $8,048, $39,240 and $16,760 of pre-tax realized losses in 2003, 2002 and 2001, respectively, associated with other-than-temporary declines in value of available for sale securities.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2003, approximately 49% of the outstanding principal balance of commercial mortgage loans were concentrated in the states of California, New York, Connecticut, Pennsylvania and Florida. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $55 to $9,350 at December 31, 2003. The mortgage loan balance is net of an allowance for losses of $13,287 and $13,228 at December 31, 2003 and 2002, respectively.

The Company had fixed maturities carried at $188,785 and $57,353 at December 31, 2003 and 2002, respectively, on deposit with various governmental authorities as required by law.

SECURITY LENDING

The Company engages in transactions in which fixed maturities, especially bonds issued by the United States Government and Government agencies and authorities, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus interest, is received in the form of cash or marketable securities and is held by a custodian for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received on a daily basis, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent that the loaned securities are not returned and the value of the collateral is less than the market value of the securities loaned. Management believes such an event is unlikely. At December 31, 2003 and 2002, securities with a fair value of $376,234 and $301,065 respectively, were on loan to select brokers.



6.       INCOME TAXES

The Company and its subsidiary are subject to U.S. tax and is part of a U.S. consolidated federal income tax return with its parent Fortis, Inc. Information about current and deferred tax expense follows:


                                                         YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------
                                                2003               2002              2001
                                              --------           --------          --------
Current expense:
   Federal                                    $ 20,400           $ 20,320          $ 81,366
   Foreign                                       2,821                485             3,330
                                              --------           --------          --------
Total current expense                           23,221             20,805            84,696
Deferred expense (benefit)
  Federal                                       43,914             23,420           (29,222)
  Foreign                                         (522)                 -                 -
                                              --------           --------          --------
    Total deferred expense (benefit)            43,392             23,420           (29,222)
                                              --------           --------          --------
    Total income tax expense                  $ 66,613           $ 44,225            55,474
                                              ========           ========          ========

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


The provision for foreign taxes includes amounts attributable to income from U.S. possessions that are considered foreign under U.S. tax laws. International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.



A reconciliation of the federal income tax rate to the Company's effective income tax rate follows:

                                                          DECEMBER 31,
                                            ---------------------------------
                                             2003         2002          2001
                                            ------       ------        ------
Federal income tax rate:                      35.0%        35.0%         35.0%
Reconciling items:
  Dividends received deduction                (1.5)        (0.5)         (1.8)
  Permanent nondeductible expenses             0.4         (0.2)          0.4
  Adjustment for deferred liabilities         (0.9)         -             -
  Goodwill                                     0.5          -             0.3
  Other                                        0.4         (3.8)          0.2
                                            ------       ------        ------
Effective income tax rate:                    33.9%        30.5%         34.1%
                                            ======       ======        ======


The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

                                                                 DECEMBER 31,
                                                          -----------------------
                                                            2003            2002
                                                          --------       --------
Deferred tax assets:
  Policyholder and separate account reserves              $ 18,974       $ 27,478
  Accrued liabilities                                       13,067         16,207
  Investment adjustments                                    14,527         15,857
  Deferred acquisition costs                                12,606         20,316
  Other assets                                              77,011        100,254
                                                          --------       --------
  Gross deferred tax assets                                136,185        180,112
                                                          --------       --------

Deferred tax liabilities:
  Unrealized gains on fixed maturities and equities         81,936         54,795
                                                          --------       --------
  Gross deferred tax liabilities                            81,936         54,795
                                                          --------       --------
Net deferred income tax asset                             $ 54,249       $125,317
                                                          ========       ========


Under pre-1984 life insurance company income tax laws, a portion of a life insurance company's "gain from operations" was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." Amounts in this account only become taxable upon the occurrence of certain events. The approximate amount in this account was $12,145 at December 31, 2003 and 2002, respectively. Deferred taxes have not been provided on amounts in this account since the Company neither contemplates any action nor foresees any events occurring that would create such tax.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)



At December 31, 2003, the Company and its subsidiaries had capital loss carryforwards for U.S. federal income tax purposes. Capital loss carryforwards total $36,893 and will all expire in 2007 if unused.



7.       STOCKHOLDER'S EQUITY

The Board of Directors of the Company has authorized 1,000,000 shares of common stock with a par value of $5 per share. All the shares are issued and outstanding as of December 31, 2003, 2002, and 2001. All the outstanding shares at December 31, 2003 are owned by Fortis (see Note 1). The Company paid dividends of $0, $60,000 and $300,000 at December 31, 2003, 2002 and 2001,
respectively.

The maximum amount of dividends which can be paid by the State of Minnesota insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus (see Note
8).


8.       STATUTORY INFORMATION

Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Minnesota Department of Commerce.

The principal differences between statutory accounting principles (SAP) and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; and 7) certain assets are not admitted for purposes of determining surplus under SAP.

The Company's statutory net income and capital and surplus are as follows:

                                                     YEARS ENDED AND AT
                                                        DECEMBER 31,
                                             --------------------------------
                                                2003       2002       2001
                                             ---------  ---------  ----------

Statutory Net Income                         $ 121,896  $ 111,378  $ (48,150)
                                             =========  =========  ==========

Statutory Capital and Surplus                $ 560,896  $ 503,324  $ 485,031
                                             =========  =========  ==========


Insurance enterprises are required by State Insurance Departments to adhere to minimum risk-based capital (RBC) requirements developed by the NAIC. The Company exceeds the minimum RBC requirements.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


Dividend distributions to the parent are restricted as to the amount by state regulatory requirements. A dividend is extraordinary when combined with all other dividends and distributions made with in the preceding 12 months exceeds the greater of 10% of the insurers surplus as regards to policyholders on December 31 of the next preceding year, or the net gain from operations. In 2003, the Company declared no dividends. In 2002, the Company declared and paid dividends of $60,000, all of which were ordinary. The Company paid $375,000 during 2001, $75,000 of which was declared in 2000. The Company has the ability, under state regulatory requirements, to dividend up to $131,000 to its parent in 2004.

In 1998, the NAIC adopted codified statutory accounting practices (Codification) effective January 1, 2001. Codification changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. Codification required adoption by the various states before it became the prescribed statutory basis of accounting for insurance companies domesticated within those states. Minnesota adopted Codification effective January 1, 2001. The cumulative effect of all changes resulting from the Codification guidance was recorded as a direct adjustment to statutory surplus on January 1, 2001. The effect of the adoption was an increase to statutory surplus of $33,501 due primarily to deferred taxes.


9.      REINSURANCE

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

                                                     -----------    -----------
                                                        2003           2002
                                                     -----------    -----------
Ceded future policy holder benefits and expense      $ 1,132,484    $ 1,065,000
Ceded unearned premium                                    19,898         19,991
Ceded claims and benefits payable                         40,459         57,259
Ceded paid losses recoverable                             17,458          8,936
                                                     -----------    -----------
   Total                                             $ 1,210,299    $ 1,151,186
                                                     ===========    ===========

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


The effect of reinsurance on premiums earned and benefits incurred was as follows:

                                                                YEARS ENDED DECEMBER 31,
                      ------------------------------------------------------------------------------------------------------------
                                     2003                                2002                                 2001
                      --------------------------------    ---------------------------------   ------------------------------------
                         LONG       SHORT                   LONG       SHORT                     LONG         SHORT
                      DURATION    DURATION     TOTAL      DURATION    DURATION      TOTAL      DURATION     DURATION       TOTAL
                      --------    --------   ---------    --------    --------   ----------   ----------   ----------   ----------
Gross earned
 premiums and other
    considerations    $523,173   $1,293,519  $1,816,692   $630,036   $1,185,372  $1,815,408   $  762,825   $1,227,156   $1,989,981
 premiums assumed       23,335      194,222     217,557     30,431      249,311     279,742       42,778       13,721       56,499
 premiums ceded       (304,638)     (23,930)   (328,568)  (384,547)     (24,239)   (408,786)    (501,700)     (11,259)    (512,959)
                      --------   ----------  ----------   --------   ----------  ----------   ----------   ----------   ----------

Net earned premiums
 and other
 considerations       $241,870   $1,463,811  $1,705,681   $275,920   $1,410,444  $1,686,364   $  303,903   $1,229,618   $1,533,521
                      ========   ==========  ==========   ========   ==========  ==========   ==========   ==========   ==========

Gross policyholder
 benefits             $843,127   $  854,965  $1,712,520   $960,342   $  860,953  $1,821,295   $1,730,617   $  932,312   $2,662,929
 benefits assumed       48,478      173,261     221,739     49,893      187,781     237,674       61,551       13,697       75,248
 benefits ceded       (635,745)     (13,791)   (649,536)  (741,424)     (12,780)   (754,204)  (1,497,510)      (3,478)  (1,500,988)
                      --------   ----------  ----------   --------   ----------  ----------   ----------   ----------   ----------

Net policyholder
  benefits            $255,860   $1,028,863  $1,284,723   $268,811   $1,035,954  $1,304,765   $  294,658   $  942,531   $1,237,189
                      ========   ==========  ==========   ========   ==========  ==========   ==========   ==========   ==========



The Company had $112,027 of assets held in trusts as of December 31, 2003 for the benefit of others related to certain reinsurance arrangements.

The Company utilizes ceded reinsurance for loss protection and capital management, business divestitures, client risk and profit sharing.

LOSS PROTECTION AND CAPITAL MANAGEMENT

As part of the Company's overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company, including significant individual or catastrophic claims, and to free up capital to enable the Company to write additional business.

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company has control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as on developing strong relationships with the Company's reinsurance partners for the sharing of risks.

BUSINESS DIVESTITURES

The Company has used reinsurance to exit certain businesses, such as the disposal of FFG (see note 4). Assets backing ceded liabilities related to this business are held in trust for the benefit of the Company and are reflected as separate accounts in the Company's balance sheet.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)



The reinsurance recoverable from the Hartford was $890,592 and $903,655 as of December 31, 2003 and 2002, respectively. The Company would be responsible to administer this business in the event of a default by the reinsurer. In addition, under the reinsurance agreement, the Hartford is obligated to contribute funds to increase the value of the separate accounts relating to the business sold if such value declines. If the Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

In 2000, the Company divested its long term care insurance operations to John Hancock Life Insurance Company (John Hancock). Reinsurance recoverable from John Hancock was $239,621 and $152,833 as of December 31, 2003 and 2002, respectively.



10.       RESERVES

The following table provides reserve information by major lines of business as of:

                                              DECEMBER 31, 2003                                  DECEMBER 31, 2002
                                ---------------------------------------------      ----------------------------------------------
                                FUTURE POLICY                    CLAIMS AND        FUTURE POLICY                     CLAIMS AND
                                 BENEFITS AND      UNEARNED       BENEFITS          BENEFITS AND      UNEARNED        BENEFITS
                                   EXPENSES        PREMIUMS        PAYABLE            EXPENSES        PREMIUMS        PAYABLE
                                -------------    -----------    -------------      -------------    ------------   -------------

LONG DURATION CONTRACTS:
 Pre-funded funeral life
   insurance policies and
   annuity contracts            $   1,471,865    $     2,042    $       5,792      $   1,318,202    $      1,890         $ 5,833
 Life insurance no longer
   offered                            304,773            715            1,788            311,238             757           2,269
 FFG and other disposed
   businesses                       1,088,799         19,257           22,159          1,023,004          19,326          14,158
 All other                              3,887            521            3,819              5,001           1,307           6,102
SHORT DURATION CONTRACTS:
 Group term life                            -         12,375          368,873                  -          10,638         426,730
 Group disability                           -          3,830        1,313,014                  -           3,844       1,216,786
 Medical                                    -         11,219           38,108                  -           8,372          32,549
 Dental                                     -              -           34,881                  -           3,985          39,964
 Other                                      -             43           22,413                  -              26          24,475
                                -------------    -----------    -------------      -------------    ------------   -------------
TOTAL                           $   2,869,324    $    50,002    $   1,810,847      $   2,657,445    $     50,145   $   1,768,866
                                =============    ===========    =============      =============    ============   =============


LONG DURATION CONTRACTS

The Company's long duration contracts are comprised of pre-funded funeral life insurance policies and annuity contracts, certain medical policies, life insurance policies no longer offered and annuities no longer offered and FFG and other disposed business.

A description of the disposal of FFG can be found in the dispositions footnote (see note 4). The reserves for these blocks of business are included in the Company's reserves in accordance with FAS 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see note 9).

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)



SHORT DURATION CONTRACTS

The Company's short duration contracts are comprised of group term life, group disability, certain medical and dental and all other.

The disability category includes short and long term disability products. Claims and benefits payable for long-term disability have been discounted at 5.25%. The December 31, 2003 and 2002 liabilities include $1,301,790 and $1,205,187, respectively of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2003 and 2002 are $419,983 and $438,752, respectively.



11.     FAIR VALUE DISCLOSURES

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments ("FAS 107") requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheets. In the measurement of the fair value of certain financial instruments, if quoted market prices were not available other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash, cash equivalents and short-term investments: the carrying amount reported approximates fair value because of the short maturity of the instruments.

Fixed maturity securities: the fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities: fair value of equity securities and non-sinking fund preferred stocks is based upon quoted market prices.

Commercial mortgage loans and policy loans: the fair values of mortgage loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Mortgage loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts of policy loans are reported in the balance sheets at amortized cost, which approximates fair value.

Other investments: the fair values of joint ventures are calculated based on fair market value appraisals. The carrying amounts of the remaining other investments approximate fair value.

Policy reserves under investment products: the fair values for the Company's policy reserves under the investment products are determined using cash surrender value.

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values in the balance sheet.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


Other assets: a derivative instrument, the CPI CAP, is recorded in other assets. The fair value of this derivative is based upon quoted market prices.



                                                        DECEMBER 31, 2003                   DECEMBER 31, 2002
                                                 --------------------------------    --------------------------------
                                                 CARRYING VALUE      FAIR VALUE      CARRYING VALUE      FAIR VALUE
                                                 ---------------   --------------    --------------   ---------------
FINANCIAL ASSETS
Cash and cash equivalents                        $        29,176   $       29,176    $       46,819   $        46,819
Fixed maturities                                       3,452,299        3,452,299         3,044,689         3,044,689
Equity securities                                        208,149          208,149           102,214           102,214
Commercial mortgage loans on real estate                 634,615          694,890           578,517           656,268
Policy loans                                              10,678           10,678            10,301            10,301
Short-term investments                                    71,057           71,057           245,224           245,224
Other investments                                         51,831           51,831            62,248            62,248
Other assets                                               8,800            8,800                 -                 -
Assets held in separate accounts                       3,516,070        3,516,070         3,126,978         3,126,978

FINANCIAL LIABILITIES
Policy reserves under investment products
   (Individual and group annuities, subject to
   discretionary withdrawal)                     $       564,540   $      556,524    $      436,123   $       430,199
Liabilities related to separate accounts               3,516,070        3,516,070         3,126,978         3,126,978



The fair value of the Company's liabilities for insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, such that the Company's exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.



12.     RETIREMENT AND OTHER EMPLOYEE BENEFITS

The Company is an indirect wholly-owned subsidiary of Fortis, which sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. Fortis's pension plan funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $6,329, $3,640 and $4,114 for 2003, 2002 and 2001, respectively.

The Company participates in a contributory profit sharing plan, sponsored by Fortis, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee's contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee's contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $5,214, $5,344 and $5,216 for 2003, 2002 and 2001,
respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Fortis. Health care benefits, either through a Fortis sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993.

There were no net postretirement benefit costs allocated to the Company for the years ended December 31, 2003, 2002 and 2001. The Company made contributions to the postretirement benefit plans of approximately $1,961, $2,275 and $1,049 in 2003, 2002 and 2001, respectively, as claims were incurred. During 2003, 2002 and 2001 the Company incurred expenses related to retirement benefits of $2,247, $1,223 and $1,369, respectively.


13.     DEFERRED POLICY ACQUISITION COSTS

Information about deferred policy acquisition costs follows:

                                                                    DECEMBER 31,
                                                        ----------------------------------
                                                           2003       2002         2001
                                                        ----------  ---------   ----------
Beginning Balance                                        $ 71,171   $ 47,093    $ 453,361
  Costs deferred                                           61,030     63,116       74,164
  Amortization                                            (44,535)   (39,099)     (45,315)
  Recovery of acquisition costs on FFG and other
    reinsurance                                                 -          -     (433,542)
  Foreign currency translation                              4,451         61            -
  Other                                                         -          -       (1,575)
                                                        ----------  ---------   ----------
Ending Balance                                           $ 92,117   $ 71,171     $ 47,093
                                                        ==========  =========   ==========

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


14.    GOODWILL AND VALUE OF BUSINESS ACQUIRED

Information about goodwill and value of business acquired (VOBA) follows:


                                        GOODWILL FOR THE YEAR ENDED              VOBA FOR THE YEAR ENDED
                                               DECEMBER 31,                            DECEMBER 31,
                                    ----------------------------------    -----------------------------------
                                       2003        2002         2001        2003          2002        2001
                                    ---------    ---------   ---------    ---------    ---------    ---------

Beginning Balance                   $ 156,006    $ 147,972   $       -    $  52,643    $  61,312    $  79,946
  Amounts acquired                          -            -     149,592            -            -            -
  Amortization, net of
    interest accrued                        -            -      (1,620)      (7,466)      (8,694)     (10,621)
  Adjustment related to
    FFG sale                                -            -           -            -            -       (8,013)
  Adjustment related to
    foreign currency translation        1,246           52           -          533            -            -
  Final PGAAP Adj. on
      Protective Purchase & Other        (267)       7,982           -            -           25            -
                                    ---------    ---------   ---------    ---------    ---------    ---------
Ending Balance                      $ 156,985    $ 156,006   $ 147,972    $  45,710    $  52,643    $  61,312
                                    =========    =========   =========    =========    =========    =========

As of December 31, 2003, the majority of the outstanding balance of VOBA is in the Company's PreNeed segment. VOBA in this segment assumes an interest rate ranging from 6.5% to 7.5%.

At December 31, 2003 the estimated amortization of VOBA for the next five years is as follows:

    YEAR                                           AMOUNT
--------------                                  ------------
    2004                                            6,209
    2005                                            5,240
    2006                                            4,479
    2007                                            3,787
    2008                                            2,993



15.     OTHER COMPREHENSIVE INCOME

The Company's components of other comprehensive income (loss) net of tax at December 31 are as follows:

                                       FOREIGN CURRENCY         UNREALIZED GAINS         ACCUMULATED OTHER
                                         TRANSLATION        (LOSSES) ON SECURITIES,     COMPREHENSIVE INCOME
                                          ADJUSTMENT               NET OF TAX                  (LOSS)
                                       ----------------     -----------------------    ---------------------
Balance at December 31, 2000               $       -                $ (23,163)                $ (23,163)
Activity in 2001                                 657                   50,920                    51,577
                                           ---------                ---------                 ---------
Balance at December 31, 2001                     657                   27,757                    28,414
Activity in 2002                              (1,913)                  74,696                    72,783
                                           ---------                ---------                 ---------
Balance at December 31, 2002                  (1,256)                 102,453                   101,197
Activity in 2003                               5,481                   49,724                    55,205
                                           ---------                ---------                 ---------
Balance at December 31, 2003               $   4,225                $ 152,177                 $ 156,402
                                           =========                =========                 =========

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


16.     RELATED PARTY TRANSACTIONS

The Company receives various services from Fortis and its affiliates. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information technology and other administrative functions. The fees paid to Fortis, Inc. for these services for years ended December 31, 2003, 2002 and 2001, were $15,518, $15,406 and $9,332, respectively. Information technology expenses were $11,048, $8,711 and $10,436 for years ended December 31, 2003, 2002 and 2001, respectively.

In conjunction with the marketing of its fixed and variable annuity and variable life products, the Company paid $0, $0 and $19,313 in commissions to its affiliate, Fortis Investors, Inc., for the years ended December 31, 2003, 2002 and 2001, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating on a separate company basis.

The Company assumes pre-funded funeral business from its affiliate, United Family Life Insurance Company (UFL). The Company has assumed premium from UFL of $19,332, $25,048 and $35,919 in 2003, 2002 and 2001, respectively. The Company assumed $632,716 and $665,081 of reserves in 2003 and 2002, respectively, from UFL.

The Company assumes group disability business from its affiliate, First Fortis Life Insurance Company (First Fortis). The Company has assumed $5,847, $6,705 and $6,622 of premium from First Fortis in 2003, 2002 and 2001, respectively. The Company has assumed $22,096 and $21,905 of reserves in 2003 and 2002, respectively, from First Fortis.


17.    SUBSEQUENT EVENTS

In connection with the IPO (see Note 1) the board of directors of Assurant, Inc. approved certain employee benefit programs. The Company's intercompany allocations will be impacted by the following changes:

2004 LONG-TERM INCENTIVE PLAN

The 2004 Long-Term Incentive Plan was effective on February 5, 2003. The 2004 Long-Term Incentive Plan authorizes the granting of awards to employees, officers, and directors in the following forms: (1) options to purchase shares of Assurant's common stock, which may be non-statutory stock options or incentive stock options under the U.S. tax code; (2) stock appreciation rights, which give the holder the right to receive the difference between the fair market value per share on the date of exercise over the grant price; (3) performance awards, which are payable in cash or stock upon the attainment of specified performance goals; (4) restricted stock, which is subject to restrictions on transferability and subject to forfeiture on terms set by the Compensation Committee; (5) dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of stock underlying an award; and (6) other stock-based awards in the discretion of the Compensation Committee, including unrestricted stock grants.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)



There are 10,000,000 shares reserved and available for issuance under the plan.

Under the plan, 68,976 shares of common stock of Assurant, Inc. were granted to certain officers of Assurant, Inc. on February 5, 2004. Any awards will be made at the discretion of the Compensation Committee. Therefore, it is not presently possible to determine the benefits or amounts that will be received by any individuals or groups pursuant to the 2004 Long-Term Incentive Plan in the future.

2004 EMPLOYEE STOCK PURCHASE PLAN

The 2004 Employee Stock Purchase Plan will go into effect on or about July 1, 2004. The purpose of the stock purchase plan is to enhance the proprietary interest among the employees of Assurant, Inc. The stock purchase plan is designed to allow eligible employees to purchase discounted shares of the Assurant's common stock, at defined intervals, with their accumulated payroll deductions. Employees are eligible to participate if they are designated by the Compensation Committee and if they are customarily employed for at least 20 hours per week and five months per calendar year, and provided they have served as an employee for at least six months. A total of 5,000,000 shares of Assurant's common stock have been reserved for issuance under the stock purchase plan.

EXECUTIVE MANAGEMENT INCENTIVE PLAN

The Executive Management Incentive Plan went into effect January 1, 2004. Participation in the Executive Management Incentive Plan is limited to senior officers of Assurant, Inc. and its subsidiaries who are selected to participate in the plan for a given year by the Compensation Committee. The plan provides for the payment of annual monetary awards to each participant equal to a percentage of such participant's base salary based upon the achievement of certain designated performance goals.

The amount of awards under the plan will be determined at the discretion of the Compensation Committee. Therefore, it is not presently possible to determine the benefits or amounts that will be received by any individuals or groups pursuant to this plan.

AMENDMENT TO ASSURANT APPRECIATION INCENTIVE RIGHTS PLAN ("AAIR PLAN")

The AAIR Plan was amended to provide for the cash-out and replacement of Assurant, Inc. incentive rights with stock appreciation rights on the Assurant, Inc. common stock. The business segment rights outstanding under the plan were not changed or effected. The conversion of outstanding Assurant, Inc. incentive rights occurred as described in this paragraph. The Assurant, Inc. incentive rights were valued as of December 31, 2003 using a special valuation method, as follows. The measurement value of each Assurant, Inc. incentive right as of December 31, 2002, was adjusted to reflect dividends paid by Assurant, Inc., consistent with past practices; such adjusted value was then multiplied by the arithmetic average of the change during calendar year 2003 in the Dow Jones Life Insurance Index, the Dow Jones Property Casualty Index, and the Dow Jones Healthcare Providers Index; and the result became the measurement value of a Assurant, Inc. incentive rights as of December 31, 2003.

On January 18, 2004, each Assurant, Inc. incentive right then outstanding under the plan was cashed out for a cash payment equal to the difference, if any, between the measurement value of the Assurant, Inc. incentive rights as of December 31st immediately preceding the date of grant, and the measurement value of that right determined as of December 31, 2003, pursuant to the special valuation. Each outstanding Assurant, Inc. incentive right, whether or not vested, was cancelled effective as of the date it was cashed out. Following the cash-out and cancellation of Assurant, Inc. incentive rights, Assurant, Inc. granted to each participant whose rights were cashed out a number of stock appreciation rights on

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001
(IN THOUSANDS EXCEPT SHARE DATA)


Assurant's common stock (referred to as "replacement rights"). The number of replacement rights granted to a participant was equal (1) the measurement value of the participant's cashed-out Assurant, Inc. incentive rights, divided by (2) the IPO price of $22 a share. Each replacement right that replaces a vested cashed-out right was vested immediately, and each replacement right that replaces a non-vested cashed-out right will become vested on the vesting date for the corresponding cashed-out right, but no replacement right, whether or not vested, may be exercised sooner than one year from the closing date of the IPO. After that waiting period, each replacement right will be exercisable for the remaining term of the corresponding cancelled right.



18.     COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors' operating expenses. At December 31, 2003, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

     2004                                                   10,003
     2005                                                    8,704
     2006                                                    7,343
     2007                                                    6,395
     2008                                                    5,651
  Thereafter                                                11,640
                                                          --------

Total minimum future lease payment                        $ 49,736
                                                          ========


Rent expense was $1,048, $978 and $761 for 2003, 2002 and 2001 respectively.

The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company's current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, the Company does not believe that any pending matter will have a material adverse effect on the Company's business, financial condition or results of operations.