Form 10-Q
period 2004-03-31
FORTIS BENEFITS INSURANCE CO
filed 2004-05-14
CIK 823533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004         OR

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

                                 (651) 361-4000
              (Registrant's Telephone Number, Including Area Code)

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

Yes [ ] No [X]

                The number of shares of the registrant's Common Stock outstanding at April 30, 2004 was 1,000,000, all of which are owned by Assurant, Inc.

                THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

                        FORTIS BENEFITS INSURANCE COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

ITEM                                                                                              PAGE
NUMBER                                                                                           NUMBER
                                     PART I
                              FINANCIAL INFORMATION

 1.   FINANCIAL STATEMENTS ...................................................................      2
      Unaudited interim consolidated balance sheets of Fortis Benefits Insurance Company
      at March 31, 2004 and December 31, 2003                                                       2
      Unaudited interim consolidated statements of operations of Fortis Benefits Insurance
      Company for the three months ended March 31, 2004 and 2003                                    4
      Unaudited interim consolidated statements of changes in stockholder's equity of Fortis
      Benefits Insurance Company for the three months ended March 31, 2004                          5
      Unaudited interim consolidated statement of cash flows of Fortis Benefits Insurance
      Company for the three months ended March 31, 2004 and 2003                                    6
      Notes to the unaudited consolidated financial statements of Fortis Benefits Insurance
      Company                                                                                       7
 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS .............................................................................      9
 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK * ...........................     11
 4.   CONTROLS AND PROCEDURES ................................................................     11
                                     PART II
                                OTHER INFORMATION

 1.   LEGAL PROCEEDINGS ......................................................................     12
 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES * .....     12
 3.   DEFAULTS UPON SENIOR SECURITIES * ......................................................     12
 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS * ..................................     12
 5.   OTHER INFORMATION ......................................................................     12
 6.   EXHIBITS AND REPORTS ON FORM 8-K .......................................................     12
SIGNATURES ...................................................................................     14

* NOT REQUIRED UNDER REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(1) (A) AND (B) OF FORM 10Q

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                        MARCH 31,     DECEMBER 31,
                                                                          2004            2003
                                                                       ----------     ------------
                                                                            (IN THOUSANDS)
ASSETS
Investments:

    Fixed maturities available for sale, at fair value (amortized
       cost - $ 3,211,724 in 2004 and $ 3,227,043 in 2003)             $3,506,938       3,452,299
    Equity securities available for sale, at fair value
       (cost - $219,660 in 2004 and $199,287 in 2003)                     230,883         208,149
    Commercial mortgage loans on real estate at amortized cost            678,527         634,615
    Policy loans                                                           10,686          10,678
    Short-term investments                                                121,116          71,057
    Other investments                                                      58,237          51,831
                                                                       ----------      ----------
           Total investments                                            4,606,387       4,428,629

Cash and cash equivalents                                                  40,921          29,176
Premiums and accounts receivable                                           69,209          77,094
Reinsurance recoverables                                                1,219,508       1,210,299
Accrued investment income                                                  54,582          49,756
Deferred acquisition costs                                                110,641          92,117
Property and equipment, at cost less accumulated depreciation               2,291           2,566
Deferred income taxes, net                                                 24,401          54,249
Goodwill                                                                  156,915         156,985
Value of business acquired                                                 44,035          45,710
Other assets                                                               40,443          41,710
Assets held in separate accounts                                        3,510,489       3,516,070
                                                                       ----------      ----------
           Total assets                                                $9,879,822      $9,704,361
                                                                       ==========      ==========

       See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                               MARCH 31,     DECEMBER 31,
                                                                 2004            2003
                                                              ----------     ------------
                                                              (IN THOUSANDS EXCEPT NUMBER
                                                                     OF SHARES)
LIABILITIES

Future policy benefits and expenses                           $2,878,386      $2,869,324
Unearned premiums                                                 56,451          50,002
Claims and benefits payable                                    1,852,880       1,810,847
Commissions payable                                               16,809          15,918
Reinsurance balances payable                                       7,573           5,138
Funds held under reinsurance                                         102             100
Deferred gain on disposal of businesses                          238,623         249,481
Due to affiliates                                                  5,824           3,478
Accounts payable and other liabilities                           190,118         141,309
Tax payable                                                       32,411          22,112
Liabilities related to separate accounts                       3,510,489       3,516,070
                                                              ----------      ----------
       Total liabilities                                       8,789,666       8,683,779

STOCKHOLDER'S EQUITY

Common stock, $5 par value, 1,000,000 shares authorized,
    issued and outstanding                                         5,000           5,000
Additional paid-in capital                                       516,570         516,570
Retained earnings                                                365,323         342,610
Accumulated other comprehensive income                           203,263         156,402
                                                              ----------      ----------
       Total stockholder's equity                              1,090,156       1,020,582
                                                              ----------      ----------
       Total liabilities and stockholder's equity             $9,879,822      $9,704,361
                                                              ==========      ==========

       See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------
                                                             2004               2003
                                                           --------          ---------
                                                                 (IN THOUSANDS)
REVENUES

Net earned premiums and other considerations               $438,558          $ 431,048
Net investment income                                        67,096             62,099
Net realized gain (loss) on investments                       3,592             (4,557)
Amortization of deferred gain on disposal of businesses      10,858             14,971
Fees and other income                                         3,890              3,271
                                                           --------          ---------
       Total revenues                                       523,994            506,832

BENEFITS, LOSSES AND EXPENSES

Policyholder benefits                                       355,278            343,378
Amortization of deferred acquisition costs and
    value of business acquired                               14,950             13,266
Underwriting, general and administrative expenses           119,015            122,126
                                                           --------          ---------
       Total benefits, losses and expenses                  489,243            478,770
                                                           --------          ---------
Income before income taxes                                   34,751             28,062
Income taxes                                                 12,038              9,762
                                                           --------          ---------
       Net income                                          $ 22,713          $  18,300
                                                           ========          =========

       See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FROM DECEMBER 31, 2003 THROUGH MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                    ACCUMULATED
                                                                 ADDITIONAL                            OTHER
                                                 COMMON            PAID-IN          RETAINED       COMPREHENSIVE
                                                 STOCK             CAPITAL          EARNINGS        INCOME (LOSS)          TOTAL
                                              ------------      ------------      ------------     --------------      ------------
                                                                                 (IN THOUSANDS)
Balance, December 31, 2003                    $      5,000      $    516,570      $    342,610      $    156,402       $  1,020,582
    Comprehensive income:
       Net income                                       --                --            22,713                --             22,713
       Net change in unrealized gains
           on securities                                --                --                --            47,152             47,152
       Foreign currency translation                     --                --                --              (291)              (291)
                                                                                                                       ------------
              Total comprehensive income                                                                                     69,574
                                              ------------      ------------      ------------      ------------       ------------
Balance, March 31, 2004                       $      5,000      $    516,570      $    365,323      $    203,263       $  1,090,156
                                              ============      ============      ============      ============       ============

       See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------
                                                            2004              2003
                                                         ---------         ---------
                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
Net cash provided by operating activities                  116,403            62,126

INVESTING ACTIVITIES
Sales of:
    Fixed maturities available for sale                    244,024           201,199
    Equity securities available for sale                    10,995             6,660
    Property and equipment                                      --               106
    Other invested assets                                    2,292             2,769
Maturities, prepayments, and scheduled redemption of:
    Fixed maturities available for sale                         --                --
Purchases of:
    Fixed maturities available for sale                   (228,066)         (370,950)
    Equity securities available for sale                   (30,957)          (66,147)
    Other invested assets                                   (8,716)           (2,236)
Change in commercial mortgage loans on real estate         (44,171)           (4,605)
Change in short-term investments                           (50,059)          136,506
                                                         ---------         ---------
Net cash (used in) investing activities                   (104,658)          (96,698)
Change in cash and cash equivalents                         11,745           (34,572)
Cash and cash equivalents at beginning of period            29,176            49,575
                                                         ---------         ---------
Cash and cash equivalents at end of period               $  40,921         $  15,003
                                                         =========         =========

      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

          Fortis Benefits Insurance Company (the "Company") is a provider of life and health insurance products. At January 1, 2004, the Company was an indirect wholly owned subsidiary of Assurant, Inc. (formerly Fortis, Inc), which itself was an indirect, wholly owned subsidiary of Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, "Fortis") through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

          On February 5, 2004, Fortis sold approximately 65% of its ownership interest in Assurant, Inc. via an Initial Public Offering ("IPO"). In connection with the IPO, Fortis, Inc. was merged into Assurant, Inc., a Delaware corporation, which was formed solely for the purpose of the redomestication of Fortis, Inc. After the merger, Assurant, Inc. became the successor to the business, operations and obligations of Fortis, Inc. Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.

          The Company is incorporated in Minnesota and distributes its products in all states except New York. The Company's revenues are derived principally from group employee benefits products and from individual pre-funded funeral products. The Company offers insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies.

2. BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the 2004 presentation.

          Dollar amounts are presented in U.S. dollars and all amounts are in thousands except for number of shares and per share amounts.

          The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

          Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes on form 10K for the year ended December 31, 2003.

3. RECENT ACCOUNTING PRONOUNCEMENTS

          On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

 ("SOP 03-1"). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contract holders. SOP 03-1 will be effective for the Company's financial statements on January 1, 2004. The adoption of this statement did not have a material impact on the Company's financial position or the results of operations.

4. RETIREMENT AND OTHER EMPLOYEE BENEFITS

          The Company is an indirect wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension cost allocated to the Company amounted to approximately $1,751 and $1,482 for March 31, 2004 and 2003, respectively.

          The Company participates in a contributory profit sharing plan, sponsored by Assurant, Inc. covering employees and certain agents who meet eligibility requirements as to age and length of service. The amount expensed was approximately $1,548 and $1,764 for March 31, 2004 and 2003, respectively.

          In addition to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant, Inc. There were no net postretirement benefit costs allocated to the Company for the three months ended March 31, 2004 and 2003. The Company made contributions to the postretirement benefit plans of approximately $410 and $403 for March 31, 2004 and 2003, respectively, as claims were incurred. For the three months ended March 31, 2004 and 2003, the Company incurred expenses related to retirement benefits of $461 and $474, respectively.

5. INCOME TAXES

          The effective tax rate for the three months ended March 31, 2004 was 34.6% as compared to 34.8% for the three months ended March 31, 2003.

6. SUBSEQUENT EVENTS

          There are no subsequent events to report.

7. COMMITMENTS AND CONTINGENCIES

          The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company's current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, the Company does not believe that any pending matter will have a material adverse effect on the Company's financial condition or results of operations.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Fortis Benefits Insurance Company and its subsidiaries (collectively, FBIC or the Company) as of March 31, 2004, compared with December 31, 2003, and its results of operations for the three months ended March 31, 2004, compared with the equivalent 2003 period. This discussion should be read in conjunction with FBIC's MD&A and annual audited financial statements as of December 31, 2003 filed with the Company's Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company's 2003 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

            Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

The table below presents information regarding our consolidated results of operations:

                                                            FOR THE THREE MONTHS
                                                                  ENDED
                                                                 MARCH 31,
                                                             2004         2003
                                                            ------       ------
                                                               (IN MILLIONS)
REVENUES:

   Net earned premiums and other considerations             $  439       $  431
   Net investment income                                        67           62
   Net realized gains (losses) on investments                    4           (4)
   Amortization of deferred gain on disposal of businesses      11           15
   Fees and other income                                         3            3
                                                            ------       ------
      Total revenues                                           524          507
                                                            ------       ------
BENEFITS, LOSSES AND EXPENSES:

   Policyholder benefits                                      (355)        (343)
   Selling, underwriting and general expenses(1)              (134)        (136)
                                                            ------       ------
   Total benefits, losses and expenses                        (489)        (479)
                                                            ------       ------
INCOME BEFORE INCOME TAXES                                      35           28
   Income taxes                                                (12)         (10)
                                                            ------       ------
NET INCOME                                                  $   23       $   18
                                                            ======       ======

---------------
(1)    Includes amortization of DAC and VOBA.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Total Revenues

            Total revenues increased by $17 million, or 3%, from $507 million for the three months ended March 31, 2003, to $524 million for the three months ended March 31, 2004.

            Net earned premiums and other considerations increased by $8 million, or 2%, from $431 million for the three months ended March 31, 2003, to $439 million for the three months ended March 31, 2004. The increase in net earned premiums and other considerations is primarily due to increases of $8 million and $5 million in small group health insurance and disability premiums, respectively, with offsetting decreases of $3 million, $1 million and $1 million in dental, life and pre-funded funeral premiums, respectively. The increase in small group health insurance business is primarily due to membership growth and premium rate increases. The increase in disability premiums is primarily due to the transition of a block of business from administrative fee only business to fully insured business. The decrease in dental was primarily driven by slightly lower sales.

            Net investment income increased by $5 million, or 8%, from $62 million for the three months ended March 31, 2003, to $67 million for the three months ended March 31, 2004. The increase was primarily due to an increase in invested assets, offset by a decrease in investment yields driven by the lower interest rate environment.

            Net realized gains (losses) on investments improved by $8 million from net realized losses of $4 million for the three months ended March 31, 2003, to net realized gains of $4 million for the three months ended March 31, 2004.

            Amortization of deferred gain on disposal of businesses decreased by $4 million, or 27%, from $15 million for the three months ended March 31, 2003, to $11 million for the three months ended March 31, 2004. The decrease was consistent with the run-off of the businesses ceded to The Hartford in 2001 and John Hancock in 2000.

Total Benefits, Losses and Expenses

            Total benefits, losses and expenses increased by $10 million, or 2%, from $479 million for the three months ended March 31, 2003, to $489 million for the three months ended March 31, 2004.

            Policyholder benefits increased by $12 million, or 3%, from $343 million for the three months ended March 31, 2003, to $355 million for the three months ended March 31, 2004. The increase was due to increases of $9 million, $3 million, $3 million and $2 million in small group health insurance, pre-funded funeral, dental and disability benefits, respectively, with offsetting decreases of $3 million in life and $2 million in consumer protection benefits. The increase in small group health insurance and disability benefits is consistent with the increases in the net earned premiums. The increase in pre-funded funeral benefits is primarily due to the normal growth in the inforce block of business. The increase in dental benefits is due to a slight deterioration in experience compared to an unusually favorable year in 2003. The decrease in life benefits is consistent with the decrease in earned premiums. The total policyholder benefit to premium ratio increased slightly from 79.7% for the three months ended March 31, 2003, to 80.9% for the three months ended March 31, 2004.

            Selling, underwriting and general expenses decreased by $2 million, or 1%, from $136 million for the three months ended March 31, 2003, to $134 million for the three months ended March 31, 2004. The decrease was primarily due to the capitalization of additional types of deferred acquisition costs in the first quarter of 2004 and non-recurring costs incurred in the first quarter of 2003 within the dental, disability and life business.

Net Income

            Net income increased by $5 million, or 28%, from $18 million for the three months ended March 31, 2003, to $23 million for the three months ended March 31, 2004.

            Income taxes increased by $2 million, or 20%, from $10 million for the three months ended March 31, 2003, to $12 million for the three months ended March 31, 2004, which is consistent with the increase in pre-tax income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not required under reduced disclosure format.

ITEM 4. CONTROLS AND PROCEDURES.

            Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not required under reduced disclosure format.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not required under reduced disclosure format.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not required under reduced disclosure format.

ITEM 5. OTHER INFORMATION.

          (a)       None.

          (b) Because all of the Company's outstanding common stock is held indirectly by Assurant, Inc., the Company does not file a Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

            (A) EXHIBITS

            The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com

EXHIBIT
 NUMBER                  EXHIBIT DESCRIPTION
3.1       Articles of Incorporation of Fortis Benefits Insurance Company
          (incorporated by reference from the Registrant's Registration
          Statement on Form S-6 and Variable Account C filed on March 17, 1986,
          File No. 33-03919).

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

          None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FORTIS BENEFITS INSURANCE COMPANY

Date: May 14, 2004         By:      /s/ Robert Pollock
                                    ---------------------------------------
                                    Name: Robert Pollock
                                    Title: President and Chief Executive Officer
                                    (Principal Executive Officer)

Date: May 14, 2004         By:      /s/ Ranell Jacobson
                                    ---------------------------------------
                                    Name: Ranell Jacobson
                                    Title: Treasurer