Form 10-Q
period 2004-06-30
FORTIS BENEFITS INSURANCE CO
filed 2004-08-12
CIK 823533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

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

Yes [ ]       No [X]

     The number of shares of the registrant's common stock outstanding at July 31, 2004 was 1,000,000, all of which are owned indirectly by Assurant, Inc.

         THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

                        FORTIS BENEFITS INSURANCE COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

ITEM                                                                                             PAGE
NUMBER                                                                                           NUMBER
------                                                                                           ------
                                                PART I
                                        FINANCIAL INFORMATION

1.       Financial Statements...................................................................    2

         Unaudited interim consolidated balance sheets of Fortis Benefits Insurance Company
         at June 30, 2004  and December 31, 2003.                                                   2
         Unaudited interim consolidated statements of operations of Fortis Benefits Insurance
         Company for the three and six months ended June 30, 2004 and 2003.                         4
         Unaudited interim consolidated statement of changes in stockholder's equity of
         Fortis Benefits Insurance Company for the six months ended June 30, 2004.                  5
         Unaudited interim consolidated statements of cash flows of Fortis Benefits Insurance
         Company for the six months ended June 30, 2004 and 2003.                                   6
         Notes to the unaudited interim consolidated financial statements of Fortis Benefits
         Insurance Company                                                                          7
2.       Management's Discussion and Analysis of Financial Condition and Results of
         Operations.............................................................................   10

3.       Quantitative and Qualitative Disclosures About Market Risk *  .........................   13

4.       Controls and Procedures................................................................   13

                                               PART II
                                          OTHER INFORMATION

1.       Legal Proceedings......................................................................   13

2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities *  ...   13

3.       Defaults Upon Senior Securities * .....................................................   13

4.       Submission of Matters to a Vote of Security Holders *  ................................   13

5.       Other Information......................................................................   13

6.       Exhibits and Reports on Form 8-K.......................................................   14

Signatures......................................................................................   16

* NOT REQUIRED UNDER REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10Q

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                                            JUNE 30,              DECEMBER 31,
                                                                                          ------------------------------------
                                                                                              2004                   2003
                                                                                          ------------           -------------
                                                                                                     (IN THOUSANDS)
ASSETS
Investments:
  Fixed maturities available for sale, at fair value (amortized
    cost - $3,226,509 in 2004 and $3,227,043 in 2003)                                     $  3,346,887           $   3,452,299
  Equity securities available for sale, at fair value
    (cost - $236,849 in 2004 and $199,287 in 2003)                                             230,959                 208,149
  Commercial mortgage loans on real estate at amortized cost                                   694,479                 634,615
  Policy loans                                                                                  10,694                  10,678
  Short-term investments                                                                        37,536                  71,057
  Other investments                                                                             58,101                  51,831
                                                                                          ------------           -------------
    Total investments                                                                        4,378,656               4,428,629

Cash and cash equivalents                                                                       16,341                  29,176
Premiums and accounts receivable                                                                78,900                  77,094
Reinsurance recoverables                                                                     1,224,698               1,210,299
Accrued investment income                                                                       50,716                  49,756
Deferred acquisition costs                                                                     109,473                  92,117
Property and equipment, at cost less accumulated depreciation                                    2,014                   2,566
Deferred income taxes, net                                                                      86,759                  54,249
Goodwill                                                                                       156,756                 156,985
Value of business acquired                                                                      42,339                  45,710
Other assets                                                                                    40,045                  41,710
Assets held in separate accounts                                                             3,439,927               3,516,070
                                                                                          ------------           -------------
    Total assets                                                                          $  9,626,624           $   9,704,361
                                                                                          ============           =============

      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                            JUNE 30,    DECEMBER 31,
                                                           -----------------------
                                                              2004        2003
                                                           ----------   ----------
                                                               (IN THOUSANDS)
LIABILITIES
Future policy benefits and expenses                        $2,921,388   $2,869,324
Unearned premiums                                              43,640       50,002
Claims and benefits payable                                 1,858,770    1,810,847
Commissions payable                                            13,339       15,918
Reinsurance balances payable                                    5,862        5,138
Funds held under reinsurance                                      101          100
Deferred gain on disposal of businesses                       227,871      249,481
Due to affiliates                                                   -        3,478
Accounts payable and other liabilities                        135,404      141,309
Tax payable                                                     9,144       22,112
Liabilities related to separate accounts                    3,439,927    3,516,070
                                                           ----------   ----------
    Total liabilities                                       8,655,446    8,683,779

STOCKHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000 shares authorized,
  issued and outstanding                                        5,000        5,000
Additional paid-in capital                                    516,570      516,570
Retained earnings                                             372,376      342,610
Accumulated other comprehensive income                         77,232      156,402
                                                           ----------   ----------
    Total stockholder's equity                                971,178    1,020,582
                                                           ----------   ----------
    Total liabilities and stockholder's equity             $9,626,624   $9,704,361
                                                           ==========   ==========

      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                                    THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------------     ----------------------------
                                                                      2004              2003               2004            2003
                                                                  --------------   ---------------     ------------    ------------
                                                                                       (IN THOUSANDS)
REVENUES
Net earned premiums and other considerations                      $      432,467   $       413,901     $    871,025    $    844,948
Net investment income                                                     70,080            65,419          137,176         127,518
Net realized gain on investments                                             (12)            6,602            3,580           2,045
Amortization of deferred gain on disposal of businesses                   10,752            10,980           21,610          25,951
Fees and other income                                                      2,853             3,277            6,743           6,548
                                                                  --------------   ---------------     ------------    ------------
    Total revenues                                                       516,140           500,179        1,040,134       1,007,010
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits                                                    330,217           312,155          685,495         655,613
Amortization of deferred acquisition costs and
  value of business acquired                                              20,279            10,462           35,229          23,728
Underwriting, general and administrative expenses                        119,721           119,031          238,736         241,076
                                                                  --------------   ---------------     ------------    ------------
    Total benefits, losses and expenses                                  470,217           441,648          959,460         920,417
                                                                  --------------   ---------------     ------------    ------------
Income before income taxes                                                45,923            58,531           80,674          86,593
Income taxes                                                              15,506            20,448           27,544          30,210
                                                                  --------------   ---------------     ------------    ------------
    Net income                                                    $       30,417   $        38,083     $     53,130    $     56,383
                                                                  ==============   ===============     ============    ============

      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FROM DECEMBER 31, 2003 THROUGH JUNE 30, 2004 (UNAUDITED)

                                                                                                   ACCUMULATED
                                                                   ADDITIONAL                        OTHER
                                                       COMMON       PAID-IN        RETAINED       COMPREHENSIVE
                                                       STOCK        CAPITAL        EARNINGS       INCOME (LOSS)      TOTAL
                                                     ----------  -------------   ------------     ------------    -----------
                                                                                  (IN THOUSANDS)
Balance, December 31, 2003                           $    5,000  $     516,570   $    342,610     $    156,402    $ 1,020,582
  Comprehensive income (loss):
    Net income                                                -              -         53,130                -         53,130
    Net change in unrealized gains (losses)
        on securities                                         -              -              -          (76,538)       (76,538)
    Foreign currency translation                              -              -            (22)            (974)          (996)
                                                                                                                  -----------
        Total comprehensive loss                                                                                      (24,404)
Dividends                                                     -              -        (25,000)               -        (25,000)
Other                                                         -              -          1,658           (1,658)             -
                                                     ----------      ---------   ------------     ------------    -----------
Balance, June 30, 2004                               $    5,000      $ 516,570   $    372,376     $     77,232    $   971,178
                                                     ==========      =========   ============     ============    ===========

      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                           2004          2003
                                                         ---------    ---------
                                                             (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES                $  84,126    $ 163,842

INVESTING ACTIVITIES
Sales of:
  Fixed maturities available for sale                      355,766      354,364
  Equity securities available for sale                      18,629       30,387
  Other invested assets                                      4,581        2,120
Maturities, prepayments, and scheduled redemption of:
  Fixed maturities available for sale                       88,413      163,227
Purchases of:
  Fixed maturities available for sale                     (445,440)    (725,257)
  Equity securities available for sale                     (55,769)    (115,583)
  Other invested assets                                    (10,946)      (3,691)
Change in commercial mortgage loans on real estate         (60,716)     (11,391)
Change in short term investments                            33,521      106,493
                                                         ---------    ---------
Net cash used in investing activities                      (71,961)    (199,331)

FINANCING ACTIVITIES
Dividends paid                                             (25,000)           -
                                                         ---------    ---------
Net cash used in financing activities                      (25,000)           -

Change in cash and cash equivalents                        (12,835)     (35,489)
Cash and cash equivalents at beginning of period            29,176       49,575
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  16,341    $  14,086
                                                         =========    =========

      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

1. NATURE OF OPERATIONS

     Fortis Benefits Insurance Company (the "Company") is a provider of life and health insurance products. At January 1, 2004, the Company was an indirect wholly owned subsidiary of Assurant, Inc. (formerly Fortis, Inc.), which itself was an indirect, wholly owned subsidiary of Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, "Fortis") through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

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

     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. Certain prior period amounts have been reclassified to conform to the 2004 presentation.

     Dollar amounts are presented in U.S. dollars and all amounts are in thousands except for number of shares.

     The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

     Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes on form 10K for the fiscal year ended December 31, 2003.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contract holders. SOP 03-1 was adopted by the Company on January 1, 2004. The adoption of this statement did not have a material impact on the Company's financial position or the results of operations.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other than temporary impairments of debt and marketable equity investments that are accounted for under FAS No. 115. EITF 03-1 also provides guidance for evaluating whether an investment is other than temporarily impaired. The adoption of EITF 03-1 required the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FAS 115 that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The disclosures were effective for annual financial statements for fiscal years ending after December 15, 2003 The guidance for evaluating whether an investment is other than temporarily impaired is effective for reporting period beginning after June 15, 2004. The Company's current policy for determining whether an investment is other than temporarily impaired already addresses the guidance provided by EITF 03-1.

     In May 2004, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position ("FSP") FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FAS 106-2"). This statement provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("The Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. FAS 106-2 also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by The Act. FAS 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company is assessing whether the adoption of this statement will have a material impact on the Company's financial position or the results of operations.

4. RETIREMENT AND OTHER EMPLOYEE BENEFITS

     The Company is an indirect wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension cost allocated to the Company amounted to approximately $1,753 and $1,482 for three months ended June 30, 2004 and 2003, respectively, and $3,504 and $2,947 for the six months ended June 30, 2004 and 2003, respectively.

FORTIS BENEFITS INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

     The Company participates in a contributory profit sharing plan, sponsored by Assurant, Inc. covering employees and certain agents who meet eligibility requirements as to age and length of service. The amount expensed was approximately $900 and $1,292 for three months ended June 30, 2004 and 2003, respectively, and $2,766 and $3,200 for the six months ended June 30, 2004 and 2003, respectively.

     In addition to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant, Inc. There were no net postretirement benefit costs allocated to the Company for the three and six months ended June 30, 2004 and 2003. The Company made contributions to the postretirement benefit plans of approximately $397 and $403 for three months ended June 30, 2004 and 2003, respectively, and $807 and $806 for the six months ended June 30, 2004 and 2003, respectively, as claims were incurred. The Company incurred expenses related to retirement benefits of $448 and $475 for the three months ended June 30, 2004 and 2003, respectively, and $909 and $949 for the six months ended June 30, 2004 and 2003, respectively.

5. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                (Dollar amounts in thousands except share data.)

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Fortis Benefits Insurance Company and its subsidiaries (collectively, FBIC or the Company) as of June 30, 2004, compared with December 31, 2003, and its results of operations for the three and six months ended June 30, 2004 and 2003. This discussion should be read in conjunction with FBIC's MD&A and annual audited financial statements as of December 31, 2003 filed with the Company's Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company's 2003 Form 10-K) and June 30, 2004 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

      Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as "outlook", "believes", "expects", "potential", "continues", "may", "will", "should", "seeks", "approximately", "predicts", "intends", "plans", "estimates", "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

CONSOLIDATED OVERVIEW

      The table below presents information regarding our consolidated results of operations:

                                                       FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                              ENDED                       ENDED
                                                             JUNE 30,                    JUNE 30,
                                                    --------------------------  -------------------------
                                                        2004          2003          2004         2003
                                                    ------------   -----------  -----------  ------------
                                                          (IN THOUSANDS)             (IN THOUSANDS)
                                                    --------------------------  -------------------------
REVENUES:
   Net earned premiums and other considerations     $    432,467   $   413,901  $   871,025  $    844,948
   Net investment income...........                       70,080        65,419      137,176       127,518
   Net realized gains (losses) on investments                (12)        6,602        3,580         2,045
   Amortization of deferred gain on disposal of
     businesses                                           10,752        10,980       21,610        25,951
   Fees and other income...........                        2,853         3,277        6,743         6,548
                                                    ------------   -----------  -----------  ------------
     Total revenues................                      516,140       500,179    1,040,134     1,007,010
                                                    ------------   -----------  -----------  ------------
BENEFITS, LOSSES AND EXPENSES:
   Policyholder benefits...........                     (330,217)     (312,155)    (685,495)     (655,613)
   Selling, underwriting and general expenses(1)        (140,000)     (129,493)    (273,965)     (264,804)
                                                    ------------   -----------  -----------  ------------
     Total benefits, losses and expenses                (470,217)     (441,648)    (959,460)     (920,417)
                                                    ------------   -----------  -----------  ------------
INCOME BEFORE INCOME TAXES.........                       45,923        58,531       80,674        86,593
   Income taxes....................                      (15,506)      (20,448)     (27,544)      (30,210)
                                                    ------------   -----------  -----------  ------------
NET INCOME ........................                 $     30,417   $    38,083  $    53,130  $     56,383
                                                    ============   ===========  ===========  ============

---------------
(1) Includes amortization of DAC and VOBA.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

Total Revenues

      Total revenues increased by $15,961, or 3%, from $500,179 for the three months ended June 30, 2003, to $516,140 for the three months ended June 30, 2004. Total revenues increased by $33,124, or 3%, from $1,007,010 for the six months ended June 30, 2003, to $1,040,134 for the six months ended June 30, 2004.

      Net earned premiums and other considerations increased by $18,566, or 4%, from $413,901 for the three months ended June 30, 2003, to $432,467 for the three months ended June 30, 2004. Net earned premiums and other considerations increased by $26,077, or 3%, from $844,948 for the six months ended June 30, 2003, to $871,025 for the six months ended June 30, 2004. The increases in net earned premiums and other considerations for the three and six months ended June 30, 2004 are primarily due to increases of $10,244 and $15,400, respectively, in disability premiums; $6,926 and $14,778, respectively, in health premiums; and $4,067 and $3,346, respectively, in pre-funded funeral premiums. The increases were offset by decreases of $1,671 and $3,761 for the three and six months ended June 30, 2004, respectively, in dental premiums; and $571 and $3,033, respectively, in group life premiums. The increases in disability premiums are primarily driven by an increase in business written through alternative distribution sources, as well as the transition of a block of business from administrative fee only business to fully insured business. Net earned premium growth in the health business is primarily due to membership growth and premium rate increases. Pre-funded funeral net earned premium increases are due to the change in mix of business. Lower sales and renewals due to maintaining pricing discipline in an increasingly competitive market was the driver for the decrease in dental premiums. Life net earned premium decreases were due to the non-renewal of certain unprofitable business.

      Net investment income increased by $4,661, or 7%, from $65,419 for the three months ended June 30, 2003, to $70,080 for the three months ended June 30, 2004. Net investment income increased by $9,658, or 8%, from $127,518 for the six months ended June 30, 2003, to $137,176 for the six months ended June 30, 2004. These increases were primarily due to increases in invested assets, offset by a decrease in investment yields driven by the lower interest rate environment.

      Net realized gains (losses) on investments declined by $6,614 from net realized gains of $6,602 for the three months ended June 30, 2003, to net realized losses of $12 for the three months ended June 30, 2004. Net realized gains on investments increased by $1,535 from net realized gains of $2,045 for the six months ended June 30, 2003, to net realized gains of $3,580 for the six months ended June 30, 2004. Other than temporary impairments of $0 and $515 were realized during the three and six months ended June 30, 2004, respectively.

      Amortization of deferred gain on disposal of businesses decreased by $228, or 2%, from $10,980 for the three months ended June 30, 2003, to $10,752 for the three months ended June 30, 2004. Amortization of deferred gain on disposal of businesses decreased by $4,341, from $25,951 for the six months ended June 30, 2003, to $21,610 for the six months ended June 30, 2004. The decreases are consistent with the run-off of the businesses ceded to The Hartford in 2001 and John Hancock in 2000.

      Fees and other income decreased by $424 or 18%, from $3,277 for the three months ended June 30, 2003, to $2,853 for the three months ended June 30, 2004. Fees and other income increased by $195, or 3%, from $6,548 for the six months ended June 30, 2003, to $6,743 for the six months ended June 30, 2004. The three month decrease was due primarily to the transition of a disability block of business from administrative fee only business to fully insured business. The six month increase was due primarily to the increase in the CPI CAP during the first quarter.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $28,570 or 6%, from $441,647 for the three months ended June 30, 2003, to $470,217 for the three months ended June 30, 2004. Total benefits, losses and expenses increased by $39,043, or 4%, from $920,417 for the six months ended June 30, 2003, to $959,460 for the six months ended June 30, 2004.

      Policyholder benefits increased by $18,062, or 6%, from $312,155 for the three months ended June 30, 2003, to $330,217 for the three months ended June 30, 2004. Policyholder benefits increased by $29,882, or 5%, from $655,613 for the six months ended June 30, 2003, to $685,495 for the six months ended June 30, 2004. The increases in policyholder benefits for the three and six months ended June 30, 2004, are primarily due to increases of $12,941 and $14,589, respectively, in disability benefits; $6,461 and $16,051, respectively, in health benefits; and $3,133 and $6,076, respectively, in pre-funded funeral benefits. The increases were offset by decreases of $3,426 and $682 for the three and six months ended June 30, 2004, respectively, in dental benefits; and $3,163 and $6,509, respectively, in group life benefits. The increase in disability benefits is primarily attributable to unfavorable experience on a large disability case. The increase in the health insurance net earned premiums is the driver behind the increase in the related benefits. Increases in pre-funded funeral benefits are primarily due to the crediting of policy growth to a larger inforce block of business. Group life and dental benefit decreases, in turn, are driven by lower net earned premium levels.

      Selling, underwriting and general expenses increased by $10,507, or 8%, from $129,493 for the three months ended June 30, 2003, to $140,000 for the three months ended June 30, 2004. Selling, underwriting and general expenses increased by $9,161, or 3%, from $264,804 for the six months ended June 30, 2003, to $273,965 for the six months ended June 30, 2004. These increases were primarily due to increased commission expense due to growth in business.

Net Income

      Net income decreased by $7,666, or 20%, from $38,083 for the three months ended June 30, 2003, to $30,417 for the three months ended June 30, 2004. Net income decreased by $3,253, or 6%, from $56,383 for the six months ended June 30, 2003, to $53,130 for the six months ended June 30, 2004.

      Income taxes decreased by $4,942, or 24%, from $20,448 for the three months ended June 30, 2003, to $15,506 for the three months ended June 30, 2004. Income taxes decreased by $2,666, or 9%, from $30,210 for the six months ended June 30, 2003, to $27,544 for the six months ended June 30, 2004. Income tax decreases are consistent with decreases in pre-tax income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not required under reduced disclosure format.

ITEM 4. CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      There have been no new material legal proceedings, other than ordinary routine litigation incidental to the business of Fortis Benefits Insurance Company or its subsidiaries, for the three months ended June 30, 2004. There have been no material developments in previously reported legal proceedings in the three months ended June 30, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Not required under reduced disclosure format.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not required under reduced disclosure format.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not required under reduced disclosure format.

ITEM 5. OTHER INFORMATION.

      (a) None.

      (b) None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

      (A) EXHIBITS

      The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website at www.assurant.com

EXHIBIT
 NUMBER     EXHIBIT DESCRIPTION
-------    -------------------------------------------------------------
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

                                   FORTIS BENEFITS INSURANCE COMPANY

Date: August 11, 2004           By:   /s/Robert Pollock
                                    --------------------------------------
                                    Name:  Robert B. Pollock
                                    Title: President and Chief Executive
                                           Officer (Principal Executive Officer)

Date: August 11, 2004           By:   /s/ Ranell Jacobson
                                    --------------------------------------
                                    Name:  Ranell Jacobson
                                    Title: Treasurer
                                           (Chief Financial Officer)

EXHIBIT
 NUMBER     EXHIBIT DESCRIPTION
-------    -------------------------------------------------------------
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