Form 10-Q
period 2004-09-30
FORTIS BENEFITS INSURANCE CO
filed 2004-11-12
CIK 823533

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes  [  ]    No  [X]

      The number of shares of the registrant's common stock outstanding at October 29, 2004 was 1,000,000, all of which are owned indirectly by Assurant, Inc.

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT.

                        FORTIS BENEFITS INSURANCE COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

ITEM                                                                                               PAGE
NUMBER                                                                                            NUMBER
------                                                                                            ------
                                              PART I
                                       FINANCIAL INFORMATION

1.   Financial Statements.....................................................................      2
     Unaudited interim consolidated balance sheets of Fortis Benefits Insurance Company
     at September 30, 2004  and December 31, 2003.                                                  2
     Unaudited interim consolidated statements of operations of Fortis Benefits Insurance
     Company for the three and nine months ended September 30, 2004 and 2003.                       4
     Unaudited interim consolidated statements of changes in stockholder's equity of
     Fortis Benefits Insurance Company for the nine months ended September 30, 2004.                5
     Unaudited interim consolidated statements of cash flows of
     Fortis Benefits Insurance Company for the nine months ended September 30, 2004 and 2003.       6
     Notes to the unaudited consolidated financial statements of Fortis Benefits
     Insurance Company                                                                              7

2.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................     10

3.   Quantitative and Qualitative Disclosures About Market Risk *  ...........................     13

4.   Controls and Procedures..................................................................     13

                                              PART II
                                         OTHER INFORMATION

2.   Unregistered Sale of Equity Securities and Use of Proceeds *.............................     13

3.   Defaults Upon Senior Securities * .......................................................     13

4.   Submission of Matters to a Vote of Security Holders *  ..................................     14

5.   Other Information........................................................................     14

6.   Exhibits.................................................................................     14

Signatures....................................................................................     16

* Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10Q

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                              -------------     ------------
                                                                                  2004            2003
                                                                              -------------     ------------
                                                                        (IN THOUSANDS EXCEPT NUMBER OF SHARES)
ASSETS

Investments:
  Fixed maturities available for sale, at fair value (amortized
     cost - $3,257,894 in 2004 and $3,227,043 in 2003)                         $3,491,974       $3,452,299
  Equity securities available for sale, at fair value
     (cost - $239,313 in 2004 and $199,287 in 2003)                               243,914          208,149
  Commercial mortgage loans on real estate at amortized cost                      698,267          634,615
  Policy loans                                                                      9,970           10,678
  Short-term investments                                                           62,459           71,057
  Other investments                                                                64,941           51,831
                                                                               ----------       -----------
     Total investments                                                          4,571,525        4,428,629

Cash and cash equivalents                                                          15,853           29,176
Premiums and accounts receivable                                                   80,570           65,605
Reinsurance recoverables                                                        1,234,938        1,210,299
Accrued investment income                                                          55,542           49,756
Deferred acquisition costs                                                        112,657          103,606
Property and equipment, at cost less accumulated depreciation                       1,767            2,566
Deferred income taxes, net                                                         34,783           54,249
Goodwill                                                                          155,660          156,985
Value of business acquired                                                         40,880           45,710
Other assets                                                                       38,390           41,710
Assets held in separate accounts                                                3,265,378        3,516,070
                                                                               ----------       -----------
     Total assets                                                              $9,607,943       $9,704,361
                                                                               ==========       ===========

       See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                             SEPTEMBER 30,      DECEMBER 31,
                                                             ------------       -----------
                                                                 2004              2003
                                                             ------------       -----------
                                                         (IN THOUSANDS EXCEPT NUMBER OF SHARES)
LIABILITIES
Future policy benefits and expenses                            $2,972,090       $2,869,324
Unearned premiums                                                  42,970           50,002
Claims and benefits payable                                     1,869,251        1,810,847
Commissions payable                                                16,754           15,918
Reinsurance balances payable                                        1,673            5,138
Funds held under reinsurance                                           93              100
Deferred gain on disposal of businesses                           216,942          249,481
Due to affiliates                                                       -            3,478
Accounts payable and other liabilities                            153,380          141,309
Tax payable                                                        12,114           22,112
Liabilities related to separate accounts                        3,265,378        3,516,070
                                                               ----------       ----------
        Total liabilities                                       8,550,645        8,683,779

Commitments and Contingencies (Note 5)                                  -                -


STOCKHOLDER'S EQUITY
Common stock, $5 par value, 1,000,000 shares authorized,
  issued and outstanding                                            5,000            5,000
Additional paid-in capital                                        516,570          516,570
Retained earnings                                                 377,996          342,610
Accumulated other comprehensive income                            157,732          156,402
                                                               ----------       ----------
        Total stockholder's equity                              1,057,298        1,020,582
                                                               ----------       ----------
        Total liabilities and stockholder's equity             $9,607,943       $9,704,361
                                                               ==========       ==========

       See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                          THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------   -------------------------------
                                                            2004                   2003        2004                 2003
                                                          --------               --------   ----------           ----------
                                                                                   (IN THOUSANDS)
REVENUES
Net earned premiums and other considerations              $426,506               $412,697   $1,297,531           $1,257,509
Net investment income                                       67,804                 67,191      204,980              194,709
Net realized gains on investments                              516                  2,990        4,096                5,035
Amortization of deferred gain on disposal of businesses     10,929                 13,945       32,539               39,896
Fees and other income                                        1,937                  3,272        8,681                9,820
                                                          --------               --------   ----------           ----------
        Total revenues                                     507,692                500,095    1,547,827            1,506,969
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits                                      316,646                286,254    1,002,142              941,908
Amortization of deferred acquisition costs and
  value of business acquired                                19,388                 14,872       54,617               42,430
Underwriting, general and administrative expenses          124,485                135,245      363,220              372,449
                                                          --------               --------   ----------           ----------
        Total benefits, losses and expenses                460,519                436,371    1,419,979            1,356,787
                                                          --------               --------   ----------           ----------
Income before income taxes                                  47,173                 63,724      127,848              150,182
Income taxes                                                16,568                 20,144       44,112               50,354
                                                          --------               --------   ----------           ----------
        Net income                                        $ 30,605               $ 43,580   $   83,736           $   99,828
                                                          ========               ========   ==========           ==========

      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FROM DECEMBER 31, 2003 THROUGH SEPTEMBER 30, 2004 (UNAUDITED)

                                                          ADDITIONAL             ACCUMULATED OTHER
                                                 COMMON    PAID-IN     RETAINED    COMPREHENSIVE
                                                  STOCK    CAPITAL     EARNINGS     INCOME (LOSS)     TOTAL
                                                 -------  ----------  ---------  -----------------  -----------
                                                                     (IN THOUSANDS)
Balance, December 31, 2003                       $ 5,000   $516,570   $ 342,610        $ 156,402    $ 1,020,582
Comprehensive income(loss):
        Net income                                     -          -      83,736                -         83,736
        Net change in unrealized gains(losses)
          on securities                                -          -           -            2,232          2,232
        Foreign currency translation                   -          -         (23)             771            748
                                                                                                    -----------
          Total comprehensive income                                                                     86,716
Dividends                                              -          -     (50,000)               -        (50,000)
Other                                                  -          -       1,673           (1,673)             -
                                                 -------   --------   ---------        ---------    -----------
Balance, September 30, 2004                      $ 5,000   $516,570   $ 377,996        $ 157,732    $ 1,057,298
                                                 =======   ========   =========        =========    ===========


      See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASHFLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                                                              2004              2003
                                                          ------------      ------------
                                                                  (IN THOUSANDS)
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $    167,282      $    156,547

INVESTING ACTIVITIES
  Sales of:
  Fixed maturities available for sale                          547,384           501,377
  Equity securities available for sale                          29,011            42,158
  Other invested assets                                          7,930            20,463
Maturities, prepayments, and scheduled redemption of:
  Fixed maturities available for sale                          132,266           253,770
Purchases of:
  Fixed maturities available for sale                         (703,777)       (1,006,620)
  Equity securities available for sale                         (68,723)         (126,744)
  Other invested assets                                        (20,307)          (12,433)
Change in commercial mortgage loans on real estate             (62,987)          (53,938)
Change in short term investments                                 8,598           192,481
                                                          ------------      ------------
Net cash used in investing activities                         (130,605)         (189,486)

FINANCING ACTIVITIES
Dividends paid                                                 (50,000)                -
                                                          ------------      ------------
Net cash used in financing activities                          (50,000)                -

Change in cash and cash equivalents                            (13,323)          (32,939)
Cash and cash equivalents at beginning of period                29,176            49,575
                                                          ------------      ------------
Cash and cash equivalents at end of period                $     15,853      $     16,636
                                                          ============      ============


       See the accompanying notes to the consolidated financial statements

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

1.    NATURE OF OPERATIONS

      Fortis Benefits Insurance Company (the "Company") is a provider of life and health insurance products. At January 1, 2004, the Company was an indirect wholly owned subsidiary of Assurant, Inc. (formerly Fortis, Inc.), which itself was an indirect, wholly owned subsidiary of Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, the "Fortis") through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

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

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2004 presentation.

      Dollar amounts are in thousands except for number of shares.

      The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

      Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes on form 10K for the fiscal year ended December 31, 2003.

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

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

annuitization benefits and sales inducements to contract holders. SOP 03-1 was adopted by the Company on January 1, 2004. The adoption of this statement did not have a material impact on the Company's financial position or the results of operations.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance on the disclosure requirements for other than temporary impairments of debt and marketable equity investments that are accounted for under Financial Accounting Standard 115 ("FAS 115"). EITF 03-1 also provides guidance for evaluating whether an investment is other than temporarily impaired. The adoption of EITF 03-1 required the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FAS 115 that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The disclosures were effective for financial statements for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements of EITF 03-1 at December 31, 2003. The guidance for evaluating whether an investment is other than temporarily impaired is effective for reporting periods beginning after June 15, 2004; however, the Financial Accounting Standards Board ("FASB") has issued two new proposed Staff Positions. EITF 03-1a, which would defer the June 15, 2004 effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or sector spreads on debt securities subject to paragraph 16 of EITF 03-1 until further guidance is provided and EITF 03-1b, which would exclude minor impairments from the requirement. Both Staff Positions are still in the comment period phase. The Company is continuing to evaluate the impact of adoption of this issue given the fact that portions of the issue are still in the comment period. The Company currently follows the guidance on other than temporary impairments provided by State Accounting Bulletin ("SAB") 59, Accounting for Noncurrent Marketing Equity Securities.

      In May 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FAS 106- 2"). This statement provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("The Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. FAS 106-2 also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by The Act. The Company's Retirement and Other Employees Benefits plan's Accumulated Pension Benefit Obligation and net periodic postretirement benefit cost do not reflect any amounts associated with the subsidy due to the fact that the Company is unable to determine whether the benefits provided by its' Retirement and Other Employee Benefits plans are actuarially equivalent to Medicare Part D under the Act. The Company will be in a position to determine whether the benefits provided under its' plan are actuarially equivalent to Medicare Part D under the Act once further guidance is provided by the FASB.

4.    RETIREMENT AND OTHER EMPLOYEE BENEFITS

      The Company is an indirect wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension cost allocated to the Company amounted to approximately $1,735 and $1,479 for three months ended September 30, 2004 and 2003, respectively, and $5,239 and $4,426 for the nine months ended September 30, 2004 and 2003, respectively.

      The Company participates in a contributory profit sharing plan, sponsored by Assurant, Inc. covering employees and certain agents who meet eligibility requirements as to age and length of service. The amount expensed was approximately $1,332 and $1,277 for three months ended September 30, 2004 and 2003, respectively, and $4,183 and $4,574 for the nine months ended September 30, 2004 and 2003, respectively.

      In addition to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant, Inc. There were no

FORTIS BENEFITS INSURANCE COMPANY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


net postretirement benefit costs allocated to the Company for the three and nine months ended September 30, 2004 and 2003. The Company made contributions to the postretirement benefit plans of approximately $411 and $403 for three months ended September 30, 2004 and 2003, respectively, and $1,218 and $1,209 for the nine months ended September 30, 2004 and 2003, respectively, as claims were incurred. The Company incurred expenses related to retirement benefits of $457 and $474 for the three months ended September 30, 2004 and 2003, respectively, and $1,367 and $1,423 the nine months ended September 30, 2004 and 2003, respectively.

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

6.    SUBSEQUENT EVENTS

      Effective October 1, 2004, Fortis Benefits Insurance Company changed its state of domicile from Minnesota to Iowa. Following discussions with the Iowa Department of Insurance, the company filed Restated Articles of Incorporation with the Iowa Secretary of State. These Restated Articles of Incorporation were accepted and approved by the Attorney General of Iowa and the Iowa Commissioner of Insurance on October 1, 2004.

      The Iowa Department of Insurance then issued a Certificate of Authority to the company certifying it as an Iowa corporation authorized to transact insurance business within the state. The State of Minnesota also accepted the Restated Articles of Incorporation and issued an amended Certificate of Authority certifying that the company is qualified to transact business in Minnesota as a foreign insurer.

      The primary reason for the redomestication of the company from Minnesota to Iowa is that the company believes by so doing it can achieve significant annual tax savings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                (Dollar amounts in thousands except share data.)

      Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Fortis Benefits Insurance Company and its subsidiaries (which we refer to collectively as FBIC) as of September 30, 2004, compared with December 31, 2003, and our results of operations for the three and nine months ended September 30, 2004 and 2003. This discussion should be read in conjunction with FBIC's MD&A and annual audited financial statements as of December 31, 2003 included in our Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission and the September 30, 2004 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

CONSOLIDATED OVERVIEW

      The table below presents information regarding our consolidated results of operations:

                                                      FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                    -------------    -------------   ----------------     --------------
                                                        2004              2003             2004                 2003
                                                    -------------    -------------   ----------------     --------------
                                                            (IN THOUSANDS)                       (IN THOUSANDS)
                                                    ------------------------------   -----------------------------------
REVENUES:
   Net earned premiums and other considerations     $     426,506    $     412,697   $      1,297,531     $    1,257,509
   Net investment income........................           67,804           67,191            204,980            194,709
   Net realized gains on investments............              516            2,990              4,096              5,035
   Amortization of deferred gain
     on disposal of businesses                             10,929           13,945             32,539             39,896
   Fees and other income........................            1,937            3,272              8,681              9,820
                                                    -------------    -------------   ----------------     --------------
      Total revenues............................          507,692          500,095          1,547,827          1,506,969
                                                    -------------    -------------   ----------------     --------------
BENEFITS, LOSSES AND EXPENSES:
   Policyholder benefits........................         (316,646)        (286,254)        (1,002,142)          (941,908)
   Selling, underwriting and general expenses(1)         (143,873)        (150,117)          (417,837)          (414,879)
                                                    -------------    -------------   ----------------    ---------------
      Total benefits, losses and expenses                (460,519)        (436,371)        (1,419,979)        (1,356,787)
                                                    -------------    -------------   ----------------     --------------
INCOME BEFORE INCOME TAXES......................           47,173           63,724            127,848            150,182
   Income taxes.................................          (16,568)         (20,144)           (44,112)           (50,354)
                                                    -------------    -------------   ----------------     --------------
NET INCOME .....................................    $      30,605    $      43,580   $         83,736     $       99,828
                                                    =============    =============   ================     ==============

----------
(1)   Includes amortization of DAC and VOBA.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Total Revenues

      Total revenues increased by $7,597, or 2%, from $500,095 for the three months ended September 30, 2003, to $507,692 for the three months ended September 30, 2004. Total revenues increased by $40,858, or 3%, from $1,506,969 for the nine months ended September 30, 2003, to $1,547,827 for the nine months ended September 30, 2004.

      Net earned premiums and other considerations increased by $13,809, or 3%, from $412,697 for the three months ended September 30, 2003, to $426,506 for the three months ended September 30, 2004. Net earned premiums and other considerations increased by $40,022, or 3%, from $1,257,509 for the nine months ended September 30, 2003, to $1,297,531 for the nine months ended September 30, 2004. The increases in net earned premiums and other considerations for the three and nine months ended September 30, 2004 are primarily due to increases of $11,835 and $27,235, respectively, in disability premiums; $2,947 and $17,725, respectively, in health insurance premiums; and $1,353 and $4,699, respectively, in pre-funded funeral premiums. The increases were offset by decreases of $1,205 and $4,966 for the three and nine months ended September 30, 2004, respectively, in dental insurance premiums; and $636 and $3,669, respectively, in group life premiums. The increases in disability premiums are primarily driven by an increase in business written through alternative distribution sources, as well as the transition of a block of business from administrative fee only business to fully insured business. Net earned premium growth in the health insurance business is primarily due to membership growth and premium rate increases. Pre-funded funeral net earned premium increases are due to the change in mix of business. Lower sales and renewals due to maintaining pricing discipline in an increasingly competitive market was the driver for the decrease in dental premiums. Group Life net earned premium decreases were due to the non-renewal of certain unprofitable business.

      Net investment income increased by $613, or 1%, from $67,191 for the three months ended September 30, 2003, to $67,804 for the three months ended September 30, 2004. Net investment income increased by $10,271, or 5%, from $194,709 for the nine months ended September 30, 2003, to $204,980 for the nine months ended September 30, 2004. These increases were primarily due to increases in invested assets, offset by a decrease in investment yields driven by the lower interest rate environment.

      Net realized gains on investments declined by $2,474 from net realized gains of $2,990 for the three months ended September 30, 2003, to net realized gains of $516 for the three months ended September 30, 2004. Net realized gains on investments declined by $939 from net realized gains of $5,035 for the nine months ended September 30, 2003, to net realized gains of $4,096 for the nine months ended September 30, 2004. Net realized gains on investment are comprised of both other-than-temporary impairments and realized gains/(losses) on sales of securities. We had no other-than-temporary impairments for the three months ended September 30, 2004. For the nine months ended September 30, 2004 and 2003, we had other-than-temporary impairments of zero and $515, respectively. There were no individual impairments in excess of $10,000 for the three and nine months ended September 30, 2004 and 2003.

      Amortization of deferred gain on disposal of businesses decreased by $3,016, or 22%, from $13,945 for the three months ended September 30, 2003, to $10,929 for the three months ended September 30, 2004. Amortization of deferred gain on disposal of businesses decreased by $7,357, or 18%, from $39,896 for the nine months ended September 30, 2003, to $32,539 for the nine months ended September 30, 2004. The decreases are consistent with the run-off of the businesses ceded to The Hartford in 2001 and John Hancock in 2000.

      Fees and other income decreased by $1,335, or 41%, from $3,272 for the three months ended September 30, 2003, to $1,937 for the three months ended September 30, 2004. Fees and other income decreased by $1,139, or 12%, from $9,820 for the nine months ended September 30, 2003, to $8,681 for the nine months ended September 30, 2004. The decreases are driven by lower administrative services only sales.

Total Benefits, Losses and Expenses

      Total benefits, losses and expenses increased by $24,148, or 6%, from $436,371 for the three months ended September 30, 2003, to $460,519 for the three months ended September 30, 2004. Total benefits, losses and expenses increased by $63,192, or 5%, from $1,356,787 for the nine months ended September 30, 2003, to $1,419,979 for the nine months ended September 30, 2004.

      Policyholder benefits increased by $30,392, or 11%, from $286,254 for the three months ended September 30, 2003, to $316,646 for the three months ended September 30, 2004. Policyholder benefits increased by $60,234, or 6%, from $941,908 for the nine months ended September 30, 2003, to $1,002,142 for the nine months ended September 30, 2004. The increases in policyholder benefits for the three months ended September 30, 2004, are primarily due to increases of $53,227, $5,080, and $4,641 in group life benefits, group dental insurance benefits, and consumer protection benefits, respectively. These increases were offset by decreases of $32,547 and $1,979, in group disability benefits and health insurance benefits, respectively, for the three months ended September 30, 2004. The increases in policyholder benefits for the nine months ended September 30, 2004, are primarily due to increases of $46,718, $14,072, $6,816, $4,997 and $2,833, in group life benefits, health insurance benefits, pre-funded funeral benefits, consumer protection benefits, and group dental insurance benefits, respectively. These increases were offset by a decrease of $17,958 in disability benefits for the nine months ended September 30, 2004. The three and nine month increase in group life, group disability and group dental benefits are primarily driven by a reduction in reserves during the three months ended September 30, 2003. During the third quarter of 2003, we completed actuarial reserve adequacy studies for the group disability, group life and group dental products which reflected that, in the aggregate, these reserves were redundant by $17,678. Therefore, we reduced reserves by $17,678 in the third quarter of 2003 to reflect these estimates. Also, contributing to the increase was deterioration in group dental experience, partially offset by lower group disability incidence and improved group life mortality experience. The increase in the health insurance net earned premiums is the driver in the nine month increase in related benefits. Consumer protection benefits are driven by unfavorable experience on one client. Increases in pre-funded funeral benefits are primarily due to the crediting of policy growth to a larger inforce block of business.

      Selling, underwriting and general expenses decreased by $6,244, or 4%, from $150,117 for the three months ended September 30, 2003, to $143,873 for the three months ended September 30, 2004. Selling, underwriting and general expenses increased by $2,958, or 1%, from $414,879 for the nine months ended September 30, 2003, to $417,837 for the nine months ended September 30, 2004. The three month decrease is driven primarily by non-recurring expenses incurred during the third quarter of 2003. The nine month increases were primarily due to increased commission expense due to growth in the disability, health and pre-funded funeral businesses.

Net Income

      Net income decreased by $12,975, or 30%, from $43,580 for the three months ended September 30, 2003, to $30,605 for the three months ended September 30, 2004. Net income decreased by $16,092, or 16%, from $99,828 for the nine months ended September 30, 2003, to $83,736 for the nine months ended September 30, 2004.

      Income taxes decreased by $3,576, or 18%, from $20,144 for the three months ended September 30, 2003, to $16,568 for the three months ended September 30, 2004. Income taxes decreased by $6,242, or 12%, from $50,354 for the nine months ended September 30, 2003, to $44,112 for the nine months ended September 30, 2004. Income tax decreases for the three and nine months ended September 30, 2004 were due to a decrease in pre-tax income and an additional decrease in taxable income due to an increase in the dividends received deduction. This was partially offset by an increase in the tax reserve accrual.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not required under reduced disclosure format.

ITEM 4. CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------                             -------------------
3.1        Restated Articles of Incorporation of Fortis Benefits Insurance

3.2        By-laws of Fortis Benefits Insurance Company (incorporated by reference from the Registrant's
           Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No.
           33-03919).

3.3        Amendments to By-laws of Fortis Benefits Insurance Company dated November 21, 1991
           (incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the
           Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No.
           33-37577).

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

10.1       Amendment Number One to the Assurant, Inc. Amended and Restated 2004 Employee Stock Repurchase
           Plan.

10.2       Amendment Number One to the Fortis Executive Pension and 401K Plan.

10.3       Amendment Number Two to the Fortis, Inc. Supplemental Executive Retirement Plan.

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

                              FORTIS BENEFITS INSURANCE COMPANY


Date:  November 12, 2004      By:   /s/Robert Pollock
                                  ----------------------------------------------
                                  Name: Robert B. Pollock
                                  Title: President and Chief Executive
                                         Officer (Principal Executive Officer)

Date:  November 12, 2004      By:    /s/ Ranell Jacobson
                                  ----------------------------------------------
                                  Name: Ranell Jacobson
                                  Title: Treasurer
                                         (Chief Financial Officer)