Form 10-K
period 2004-12-31
FORTIS BENEFITS INSURANCE CO
filed 2005-03-31
CIK 823533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 033-37576

FORTIS BENEFITS INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

IOWA (State or Other Jurisdiction of Incorporation or Organization)	81-0170040 (I.R.S. Employer Identification No.)

729 INSURANCE EXCHANGE BUILDING DES MOINES, IOWA (Address of Principal Executive Offices)	50309 (Zip Code)

Registrant’s telephone number, including area code: (651) 361-4000

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

Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

     As of March 4, 2005, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORTIS BENEFITS INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

FORWARD-LOOKING STATEMENTS

     Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I

Item 1. Business

     Fortis Benefits is a stock life insurance company formed in 1910 and organized under the laws of the State of Iowa. It is an indirect wholly owned subsidiary of Assurant, Inc. (Assurant), which owns and operates a number of companies that provide insurance products and related services in North America and selected other markets. Assurant, a Delaware corporation, completed an initial public offering of its common stock in February 2004, and its common stock now trades on The New York Stock Exchange. Prior to the initial public offering, Fortis, Inc., a Nevada corporation, had formed Assurant and merged into it on February 4, 2004. The merger was done in order to redomesticate Fortis, Inc. from Nevada to Delaware and to change its name. As a result of the merger, Assurant is the successor to the business operations and obligations of Fortis, Inc. Fortis Benefits has been a wholly owned subsidiary of Fortis, Inc. since 1984.

     In this report, references to the “Company,” “Fortis Benefits,” “we,” “us” or “our” refer to Fortis Benefits Insurance Company. Also, in this report, references to “Assurant” refer to Fortis, Inc. and its subsidiaries prior to the merger described above, and Assurant, Inc. and its subsidiaries after the consummation of the merger described above.

     Assurant organizes and manages their specialized businesses through four operating business segments:

Operating Business Segment	Principal Products and Services	Principal Distribution Channels
Assurant Solutions
Specialty Property	• Creditor-placed homeowners insurance (including tracking services)	• Mortgage lenders and services
	• Manufactured housing homeowners insurance	• Manufactured housing lenders, dealers and vertically integrated builders

Consumer Protection	• Debt protection administration • Credit insurance	• Financial institutions (including credit card issuers) and retailers
	• Warranties and extended service contracts	• Consumer electronics and appliance retailers • Vehicle dealerships

-Appliances
-Automobiles and recreational vehicles
-Consumer electronics
-Wireless devices

Assurant Health Individual Health	• Preferred Provider Organizations (PPO) • Short-term medical insurance • Student medical insurance	• Independent agents • National accounts • Internet

Small Employer Group Health	• PPO	• Independent agents

Assurant Employee Benefits	• Group dental insurance - Employer-paid - Employee-paid • Group disability insurance • Group term life insurance	• Employee benefit advisors • Brokers • DRMS(1)

Assurant PreNeed	• Pre-funded funeral insurance	• Service Corporation International (SCI) • Independent funeral homes

(1) DRMS refers to Disability Reinsurance Management Services, Inc., one of our wholly owned subsidiaries that provides a turnkey facility to other insurers to write principally group disability insurance.

     Fortis Benefits, which is licensed to sell life, health and annuity insurance in the District of Columbia and in all states except New York, writes insurance products that are marketed by each of Assurant’s business segments. We perform substantially all of the operations of Assurant Employee Benefits. We market, sell and administer directly the group disability, group life and certain of the group dental insurance products, and we manage other Assurant subsidiaries that provide the prepaid dental products. We also issue many of the preneed life insurance policies that are marketed, sold and administered by Assurant PreNeed, including in Canada where we are licensed as a life insurer. With respect to Assurant Health, we issue only small group health insurance policies that are sold through an independent agency, Rogers Benefit Group. With respect to Assurant Solutions, we issue accidental death and dismemberment policies for which the segment performs the selling, marketing, and administration functions. Of our total gross revenues generated during 2004, approximately 62% were from the Assurant Employee Benefits segment, approximately 18% from the Assurant PreNeed segment, approximately 14% from the Assurant Health segment, and approximately 4% from the Assurant Solutions segment.

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

Fortis Benefits was redomesticated to Iowa from Minnesota in 2004.

RISK FACTORS

     Fortis Benefits is subject to risks associated with our business. These risks include, among others:

•	Reliance on Relationships with Significant Clients, Distributors and Other Parties. If our significant clients, distributors and other parties with which we do business decline to renew or seek to terminate our relationships or contractual arrangements, our results of operations and financial condition could be materially adversely affected. We are also subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of products and services.

•	Failure to Attract and Retain Sales Representatives or Develop and Maintain Distribution Sources. Our sales representatives interface with clients and third party distributors. Our inability to attract and retain our sales representatives or an interruption in, or changes to, our relationships with various third-party distributors could impair our ability to compete and market our insurance products and services and materially adversely affect our results of operations and financial condition. In addition, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment.

•	Effect of General Economic, Financial Market and Political Conditions. Our results of operations and financial condition may be materially adversely affected by general economic, financial market and political conditions, including:

•	insurance industry cycles;

•	levels of employment;

•	levels of inflation and movements of the financial markets;

•	fluctuations in interest rates;

•	monetary policy;

•	demographics; and

•	legislative and competitive factors.

•	Failure to Predict Accurately Benefits and Other Costs and Claims. We may be unable to predict accurately benefits, claims and other costs or to manage such costs through our loss limitation methods, which could have a material adverse effect on our results of operations and financial condition if claims substantially exceed our expectations.

•	Changes in Regulation. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future.

     As of December 31, 2004, we had approximately 1,500 employees.

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

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

     There is no public trading market for our common stock. As of March 4, 2005, we had 1,000,000 shares of common stock outstanding, all of which are owned directly by Interfinancial Inc., a Georgia corporation that is a direct wholly owned subsidiary of Assurant, Inc. We paid $75 million, zero, and $60 million in dividends to our stockholder in 2004, 2003 and 2002, respectively.

Item 6. Selected Financial Data.

     Not required under reduced disclosure format.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.

     The table below presents information regarding our consolidated results of operations:

	For the Year Ended
	December 31,
	2004	2003
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,756,320	$1,705,681
Net investment income	275,693	259,804
Net realized gains (losses) on investments	8,371	3,909
Amortization of deferred gains on disposal of businesses	43,299	51,846
Fees and other income	13,033	15,099

Total revenues	2,096,716	2,036,339

Benefits, losses and expenses:
Policyholder benefits	1,352,002	1,284,723
Selling, underwriting and general expenses(1)	565,311	554,874

Total benefits, losses and expenses	1,917,313	1,839,597

Income before income taxes	179,403	196,742
Income taxes	59,810	66,613

Net income	$119,593	$130,129

(1)	Includes amortization of DAC and VOBA and underwriting, general and administrative expenses.

  Year Ended December 31, 2004 Compared to December 31, 2003

     Total Revenues

     Total revenues increased by $60,377, or 3%, from $2,036,339 for the year ended December 31, 2003, to $2,096,716 for the year ended December 31, 2004.

     Net earned premiums and other considerations increased by $50,639, or 3%, from $1,705,681 for the year ended December 31, 2003, to $1,756,320 for the year end December 31, 2004. The increase was primarily due to increases of $39,424, $16,533, and $6,647 in our group disability, small employer group health and preneed businesses, respectively, offset by a decrease of $7,416 in our group dental business. The increase in group disability business was primarily driven by business written through alternate distribution sources, as well as the transition of a block of business from administrative fee only business to fully insured business. The increase in our small employer group health business was primarily due to increases in premium rates. The increase in our preneed business was primarily due to the change in mix of business from limited-pay to single-pay sales. The decrease in our group dental business was primarily due to maintaining pricing discipline in an increasingly competitive market, which has resulted in lower sales and renewals.

     Net investment income increased by $15,889, or 6%, from $259,804 for the year ended December 31, 2003, to $275,693 for the year ended December 31, 2004. This increase was primarily due to increases in invested assets, offset by a decrease in investment yields driven by the lower interest rate environment.

     Net realized gains on investments increased by $4,462, or 114%, from $3,909 for the year ended December 31, 2003, to $8,371 for the year ended December 31, 2004. Net realized gains on investments are comprised of both other-than-temporary impairments and realized gains/(losses) on the sales of securities. For the years ended December 31, 2003 and 2004, we had other-than-temporary impairments on available for sale securities of $8,048 and $131, respectively.

     Amortization of deferred gain on disposal of business decreased by $8,547, or 16%, from $51,846 for the year ended December 31, 2003, to $43,299 for the year ended December 31, 2004. The decrease was consistent with the anticipated run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000.

     Fees and other income decreased by $2,066, or 14%, from $15,099 for the year ended December 31, 2003, to $13,033 for the year ended December 31, 2004. The decrease is driven by lower administrative services only sales.

     Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $77,716, or 4%, from $1,839,597 for the year ended December 31, 2003, to $1,917,313 for the year ended December 31, 2004.

     Policyholder benefits increased by $67,279, or 5%, from $1,284,723 for the year ended December 31, 2003, to $1,352,002 for the year ended December 31, 2004. The increase was primarily due to a net increase in our group disability, group life and group dental businesses of $29,263 and increases in our small employer group health and preneed businesses of $17,262 and $8,902, respectively. The increase in group disability, group life and group dental was primarily driven by a reduction in reserves in 2003. During the third quarter of 2003, we completed actuarial reserve adequacy studies for these products, which reflected that, in the aggregate, these reserves were redundant by $17,678. Therefore, we reduced reserves by $17,678 in the third quarter of 2003 to reflect these estimates. Also contributing to the increase in 2004 was poor experience on a single large disability case and deterioration in group dental experience, partially offset by lower group disability incidence and improved group life mortality. The increase in small employer group health was attributable to increases in membership as well as unfavorable loss experience compared to prior year. The increase in preneed was primarily due to the crediting of policy growth to a larger (by face amount) in force block of business as well as an increase in policyholder reserves due to higher customer utilization of an early pay off feature that allows conversion from limited pay to single-pay policies. These increases were partially offset by a reduction in growth rates on the discretionary growth business.

     Selling, underwriting and general expenses increased by $10,437, or 2%, from $554,874 for the year ended December 31, 2003, to $565,311 for the year ended December 31, 2004. The increase was primarily due to increases of $10,420, $5,157 and $9,599 in our group disability, small employer group health and preneed businesses, offset by decreases of $7,895 and $4,503 in our consumer protection and group dental businesses. The increase in our group disability expenses was due to growth in disability business sold through an alternative distribution source. The increase in our small employer group health business was attributable to increased commission expense on first year business. The increase in our preneed business was primarily due to higher amortized commissions and expenses incurred as a result of the change in mix of business to more single-pay sales. The decrease in our consumer protection business is primarily due to a decrease in the experience based commission on a single client. The decrease in our group dental business is primarily due to non-recurring expenses incurred during 2003 as well as focused expense management in 2004.

     Net Income

     Net income decreased by $10,536, or 8%, from $130,129 for the year ended December 31, 2003, to $119,593 for the year ended December 31 2004.

     Income taxes decreased by $6,803, or 10%, from $66,613 for the year ended December 31, 2003, to $59,810 for the year ended December 31, 2004. This decrease is consistent with the decrease in pre-tax income.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and our stockholder’s interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk, as well as inflation risk.

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

Interest Rate Risk

     Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2004, we held $3,604,365 of fixed maturity securities at fair market value and $695,921 of commercial mortgages at amortized cost for a combined total of 86% of total invested assets. As of December 31, 2003, we held $3,452,299 of fixed maturity securities at fair market value and $634,615 of commercial mortgages at amortized cost for a combined total of 85% of total invested assets.

     We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

     Our group long-term disability and group term life waiver of premium reserves are also sensitive to interest rates. These reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation.

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

     We use the lower of Moody’s or Standard & Poor’s ratings to determine an issuer’s rating.

     We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks that we underwrite.

     For at least 50% of our $1,238,111 of reinsurance recoverables at December 31, 2004, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $870,764 and $290,993 as of December 31, 2004 relating to two large coinsurance arrangements with The Hartford and John Hancock Life Insurance Company (John Hancock), respectively, related to sales of businesses are secured by such mechanisms. If the value of the assets in these trusts decreases, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable.

Inflation Risk

     Inflation risk arises as we invest substantial funds in nominal assets, which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 19% of Assurant PreNeed’s insurance policies with reserves of approximately $348 million as of December 31, 2004 have death benefits that are guaranteed to grow with the Consumer Price Index. In times of rapidly rising inflation the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing a contract with payments tied to the Consumer Price Index. See “— Derivatives.”

     In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

     We are exposed to some foreign exchange risk arising from our international operations mainly in Canada. Total invested assets denominated in currencies other than the U.S. dollar were less than 8% of our total invested assets at December 31, 2004.

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

Item 9A. Controls And Procedures.

     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer

have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B. Other Information.

     None.

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

Item 14. Principal Accountant Fees And Services

     PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2004. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by our Board of Directors during the fiscal years ended December 31, 2004 and 2003.

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2004		December 31, 2003
Description of Fees (in thousands)	Amount	Percentage	Amount	Percentage
Audit Fees	$ 414	100%	$162	100%
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

     In March 2004, the Board of Directors of the Company adopted written procedures for pre-approval of services by the independent auditors, including procedures relating to the Board’s power to:

•	Retain and terminate independent auditors and approve all audit engagement fees and terms;

•	Inform each registered public accounting firm performing work for the Company that such shall report directly to the Board of Directors;

•	Directly oversee the work of any registered public accounting firm employed by the Company, including the resolution of any disagreement between management and the auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or related work; and

•	Approve in advance any significant audit or non-audit engagement or relationship between the Company and the independent auditors, other than “prohibited non-auditing services.”

     “Prohibited nonauditing services” are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by the Company to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Board of Directors and approved prior to the completion of the audit by the Board of Directors or by one or more members of the Board of Directors who are members of the Board to whom authority to grant such approvals has been delegated by the Board of Directors. The Board of Directors may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent auditors so long as it is presented to the full Board of Directors at a later time.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

     The following financial statements of Fortis Benefits Insurance Company, incorporated by reference into Item 8, are attached hereto:

Page
Consolidated Financial Statements of Fortis Benefits Insurance Company.
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets of Fortis Benefits Insurance Company at December 31, 2004 and 2003	F-2
Consolidated Statements of Operations of Fortis Benefits Insurance Company for the Three Fiscal Years in the Period Ended December 31, 2004	F-4
Consolidated Statements of Changes in Stockholder’s Equity of Fortis Benefits Insurance Company for the Three Fiscal Years in the Period Ended December 31, 2004	F-5
Consolidated Statements of Cash Flows of Fortis Benefits Insurance Company for the Three Fiscal Years in the Period Ended December 31, 2004	F-6
Notes to Consolidated Financial Statements of Fortis Benefits Insurance Company	F-8

(a)2. Financial Statement Schedules

     The following financial statement schedules of Fortis Benefits Insurance Company are attached hereto:

     All schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

(a)3. Exhibits

     The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

3.1	Articles of Incorporation of Fortis Benefits Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No. 33-03919).

3.2	By-laws of Fortis Benefits Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No. 33-03919).

3.3	Amendments to Articles of Incorporation and By-laws of Fortis Benefits Insurance Company dated November 21, 1991 (incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

3.4	Amendment to By-laws of Fortis Benefits Insurance Company dated May 1, 1999 (incorporated by reference from Exhibit 3(d) to the Registrant’s Form 10-K filed on March 30, 2001, File No. 33-63799).

3.5	Restated Articles of Incorporation of Fortis Benefits Insurance Company dated September 29, 2004 (incorporated by reference from Exhibit 3.1 to Registrant’s Form 10-Q filed November 12, 2004, File No. 33-37576).

3.6	Restated By-laws of Fortis Benefits Insurance Company dated September 30, 2004.

4.1	Form of Combination Fixed and Variable Group Annuity Contract (incorporated by reference from Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.2	Form of Certificate to be used in connection with Form of Combination Fixed and Variable Group Annuity Contract filed as Exhibit 4.1 to this report (incorporated by reference from Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.3	Form of Application to be used in connection with Form of Certificate filed as Exhibit 4.2 to this report (incorporated by reference from Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.4	Form of IRA Endorsement (incorporated by reference from Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.5	Form of Section 403(b) Annuity Endorsement (incorporated by reference from Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-4 and Variable Account D filed on March 1, 1990, File No. 33-19421).

4.6	Annuity Contract Exchange Form (incorporated by reference from Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on April 19, 1988, File No. 33-19421).

10.1	Stock Option Plan (incorporated by reference from Exhibit 10.2 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.2	Assurant 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.3	Supplemental Executive Retirement Plan, as amended (incorporated by reference from Exhibit 10.4 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.4	Executive Pension and 401(k) Plan (incorporated by reference from Exhibit 10.5 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.5	Assurant Directors Compensation Plan (incorporated by reference from Exhibit 10.12 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.6	Assurant 2004 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.13 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.7	Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.8	Assurant Appreciation Incentive Rights Plan (incorporated by reference from Exhibit 10.17 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.9	Investment Plan (incorporated by reference from Exhibit 10.18 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.10	Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.17 to Assurant, Inc.’s Form 10-K filed March 31, 2005)

10.11	Amendment No. 1 To the Amended and Restated 2004 Employee Stock Purchase Agreement (incorporated by reference from Exhibit 10.27 to Assurant, Inc.’s Form 10-K filed March 31, 2005)

10.12	Amendment No 1. To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.28 to Assurant, Inc.’s Form 10-K filed March 31, 2005)

10.13	Amendment No. 2 To the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.29 to Assurant, Inc.’s Form 10-K filed March 31, 2005)

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Fortis Benefits Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Fortis Benefits Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

FORTIS BENEFITS INSURANCE COMPANY

By:	/s/ Robert B. Pollock

Name:	Robert B. Pollock
Title:	President and Chief Executive Officer

By:	/s/ Ranell Jacobson

Name:	Ranell Jacobson
Title:	Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2005.

Signature	Title
* J. Kerry Clayton	Chairman of the Board
/s/ Robert B. Pollock Robert B. Pollock	President and Chief Executive Officer (Principal Executive Officer)
/s/ Ranell Jacobson Ranell Jacobson	Treasurer (Principal Financial Officer) (Principal Accounting Officer)
* Alan W. Feagin	Director
* Michael J. Peninger	Director
* Lesley G. Silvester	Director

*By:	/s/ Douglas R. Lowe

Douglas R. Lowe
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Fortis Benefits Insurance Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Fortis Benefits Insurance Company and its subsidiaries (the Company), an indirect wholly owned subsidiary of Assurant, Inc. at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 31, 2005
Minneapolis, Minnesota

Fortis Benefits Insurance Company
Consolidated Balance Sheets
At December 31, 2004 and 2003

	December 31,
	2004	2003
	(in thousands except share data)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $3,356,668 in 2004 and $3,227,043 in 2003)	$3,604,365	$3,452,299
Equity securities available for sale, at fair value (cost — $241,101 in 2004 and $199,287 in 2003)	248,722	208,149
Commercial mortgage loans on real estate at amortized cost	695,921	634,615
Policy loans	9,956	10,678
Short-term investments	47,989	71,057
Collateral held under securities lending	332,276	379,898
Other investments	45,171	51,831

Total investments	4,984,400	4,808,527
Cash and cash equivalents	43,362	29,176
Premiums and accounts receivable, less allowances for doubtful accounts (2004 - $8,717; 2003 - $11,072)	78,669	65,605
Reinsurance recoverables	1,238,111	1,210,299
Due from affiliates	5,967	—
Accrued investment income	51,933	49,756
Deferred acquisition costs	116,060	103,606
Property and equipment, at cost less accumulated depreciation	1,507	2,566
Deferred income taxes, net	20,515	54,249
Goodwill	156,104	156,985
Value of business acquired	39,413	45,710
Other assets	38,708	41,710
Assets held in separate accounts	3,435,089	3,516,070

Total assets	$10,209,838	$10,084,259

See the accompanying notes to the consolidated financial statements

Fortis Benefits Insurance Company
Consolidated Balance Sheets
At December 31, 2004 and 2003

	December 31,
	2004	2003
	(in thousands except share data)
Liabilities
Future policy benefits and expenses	$3,028,030	$2,869,324
Unearned premiums	46,228	50,002
Claims and benefits payable	1,884,608	1,810,847
Commissions payable	19,721	15,918
Reinsurance balances payable	6,727	5,138
Funds held under reinsurance	93	100
Deferred gain on disposal of businesses	206,182	249,481
Obligation under securities lending	332,276	379,898
Due to affiliates	—	3,478
Accounts payable and other liabilities	159,798	141,309
Tax payable	7,987	22,112
Liabilities related to separate accounts	3,435,089	3,516,070

Total liabilities	9,126,739	9,063,677
Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	$5,000	$5,000
Additional paid-in capital	516,570	516,570
Retained earnings	388,854	342,610
Accumulated other comprehensive income	172,675	156,402

Total stockholder’s equity	1,083,099	1,020,582

Total liabilities and stockholder’s equity	$10,209,838	$10,084,259

See the accompanying notes to the consolidated financial statements

Fortis Benefits Insurance Company
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,
	2004	2003	2002
		(in thousands)
Revenues
Net earned premiums and other considerations	$1,756,320	$1,705,681	$1,686,364
Net investment income	275,693	259,804	258,590
Net realized gain (loss) on investments	8,371	3,909	(45,801)
Amortization of deferred gain on disposal of businesses	43,299	51,846	60,186
Fees and other income	13,033	15,099	13,099

Total revenues	2,096,716	2,036,339	1,972,438
Benefits, losses and expenses
Policyholder benefits	1,352,002	1,284,723	1,304,765
Amortization of deferred acquisition costs and value of business acquired	75,011	60,096	58,293
Underwriting, general and administrative expenses	490,300	494,778	464,507

Total benefits, losses and expenses	1,917,313	1,839,597	1,827,565
Income before income taxes	179,403	196,742	144,873
Income taxes	59,810	66,613	44,225

Net income	$119,593	$130,129	$100,648

See the accompanying notes to the consolidated financial statements

Fortis Benefits Insurance Company
Consolidated Statements of Changes in Stockholder’s Equity
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
			(in thousands)
Balance, January 1, 2002	$5,000	$516,570	$170,811	$28,414	$720,795
Dividends on common stock	—	—	(60,000)	—	(60,000)
Comprehensive income (loss):
Net income	—	—	100,648	—	100,648
Net change in unrealized gains on securities	—	—	—	74,696	74,696
Foreign currency translation	—	—	—	(1,913)	(1,913)

Total comprehensive income					173,431

Balance, December 31, 2002	5,000	516,570	211,459	101,197	834,226
Other	—	—	1,022	—	1,022
Comprehensive income:
Net income	—	—	130,129	—	130,129
Net change in unrealized gains on securities	—	—	—	50,016	50,016
Foreign currency translation	—	—	—	5,189	5,189

Total comprehensive income					185,334

Balance, December 31, 2003	5,000	516,570	342,610	156,402	1,020,582
Dividends on common stock	—	—	(75,000)	—	(75,000)
Other	—	—	1,674	—	1,674
Comprehensive income:
Net income	—	—	119,593	—	119,593
Net change in unrealized gains on securities	—	—	—	13,489	13,489
Foreign currency translation	—	—	(23)	2,784	2,761

Total comprehensive income					137,517

Balance, December 31, 2004	$5,000	$516,570	$388,854	$172,675	$1,083,099

See the accompanying notes to the consolidated financial statements

Fortis Benefits Insurance Company
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,
	2004	2003	2002
		(in thousands)
Operating activities
Net income	$119,593	$130,129	$100,648
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(27,812)	(59,107)	(24,284)
Change in premiums and accounts receivables	(19,078)	865	39,124
Depreciation and amortization	1,033	1,125	1,253
Change in deferred acquisition costs and value of businesses acquired	(3,095)	(9,031)	(15,322)
Change in accrued investment income	(2,017)	(3,828)	5,429
Change in insurance policy reserves and expenses	211,093	222,012	165,188
Change in accounts payable and other liabilities	14,761	(36,088)	(4,919)
Change in commissions payable	3,636	(11,427)	5,854
Change in reinsurance balances payable	1,589	4,510	(4,875)
Change in funds held under reinsurance	(7)	16	(12)
Amortization of deferred gain on disposal of businesses	(43,299)	(51,846)	(60,186)
Change in income taxes	11,413	72,719	(56,016)
Net realized (gains)/losses on investments	(8,371)	(3,909)	45,801
Other	4,372	393	1,106

Net cash provided by operating activities	263,811	256,533	198,789
Investing activities
Sales of:
Fixed maturities available for sale	584,290	564,972	1,510,883
Equity securities available for sale	38,126	54,519	1,733,693
Other invested assets	24,981	24,322	3,688
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	176,520	307,594	280,859
Purchase of:
Fixed maturities available for sale	(865,381)	(1,189,996)	(1,997,147)
Equity securities available for sale	(79,441)	(145,931)	(1,723,664)
Other invested assets	(18,318)	(13,885)	(1,188)
Change in commercial mortgage loans on real estate	(59,273)	(52,475)	76,810
Change in short term investments	23,068	174,167	(11,573)
Change in collateral held under securities lending	47,622	(72,350)	(120,806)
Change in policy loans	803	(219)	(365)

Net cash (used in) investing activities	$(127,003)	$(349,282)	$(248,810)

See the accompanying notes to the consolidated financial statements

Fortis Benefits Insurance Company
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Financing activities
Dividends paid	$(75,000)	$—	$(60,000)
Change in obligation under securities lending	(47,622)	72,350	120,806

Net cash provided by (used in) financing activities	(122,622)	72,350	60,806
Change in cash and cash equivalents	14,186	(20,399)	10,785
Cash and cash equivalents at beginning of period	29,176	49,575	38,790

Cash and cash equivalents at end of period	$43,362	$29,176	$49,575

Supplemental information:
Income taxes paid	$48,447	$7,702	$112,791

	Years Ended December 31,
	2004	2003	2002
Supplemental schedule of non-cash investing activities:
Non cash activities:
Foreign currency translation	$2,784	$5,189	$(1,913)
Assumptions of Protective DBD in 2002:
Non-cash assets assumed:
Goodwill and intangibles	$—	$—	$(3,796)
Other assets	—	—	1,435
Federal income tax recoverable	—	—	(2,044)

Total assets assumed	$—	$—	$(4,405)

Non-cash liabilities assumed:
Claim liabilities and dividends payable	$—	$—	$208
Accrued expenses and other liabilities	—	—	(2,500)

Total liabilities assumed	$—	$—	$(2,292)

See the accompanying notes to the consolidated financial statements

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

1. Nature of Operations

Fortis Benefits Insurance Company (the “Company”) is a provider of life and health insurance products. On January 1, 2004, the Company was an indirect wholly owned subsidiary of Fortis, Inc., which itself was an indirect, wholly owned subsidiary of Fortis N.V. of the Netherlands and Fortis SA/NV of Belgium (collectively, “Fortis”) through their affiliates, including their wholly owned subsidiary, Fortis Insurance N.V.

On February 5, 2004, Fortis sold approximately 65% of its ownership interest in Assurant, Inc. via an initial public offering (the “IPO”) and retained approximately 35% of its ownership (50,199,130 shares). In connection with the IPO, Fortis, Inc. was merged into Assurant, Inc., a Delaware corporation, which was formed solely for the purpose of the redomestication of Fortis, Inc. After the merger, Assurant, Inc. became the successor to the business, operations and obligations of Fortis, Inc. Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.

On January 21, 2005, Fortis owned approximately 36% (50,199,130 shares) of the Assurant, Inc. based on the number of shares outstanding that day and sold 27,200,000 of those shares in a secondary offering to the public. Assurant, Inc. did not receive any of the proceeds from the sale of shares of common stock by Fortis. Fortis received all net proceeds from the sale. Fortis concurrently sold exchangeable bonds, due January 26, 2008, that are mandatorily exchangeable for their remaining 22,999,130 shares of Assurant, Inc. Fortis may elect, prior to the maturity date of the bonds, a cash settlement alternative and pay the bondholders an amount of cash equal to the applicable market value of Assurant, Inc.’s common stock. The exchangeable bonds and the shares of the Assurant, Inc.’s common stock into which they are exchangeable have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company was redomesticated to Iowa from Minnesota in 2004. The Company distributes its products in all states except New York. The Company’s revenues are derived principally from group employee benefits products and from individual, group health and pre-need products. The Company offers insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates when recording transactions resulting from business operations based on information currently available. The most significant items on the Company’s balance sheet that involve accounting estimates and actuarial determinations are the value of business acquired (“VOBA”), goodwill, reinsurance recoverables, valuation of investments, deferred acquisition costs (“DAC”), liabilities for future policy benefits and expenses, taxes, and claims and benefits payable. The accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, and terminations by policyholders. As additional information becomes available or

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are reasonable and adequate.

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

Cash and Cash Equivalents

The Company considers cash on hand, all operating cash and working capital cash to be cash equivalents. These amounts are carried principally at cost, which approximates fair value. Cash balances are reviewed at the end of each reporting period to determine if negative cash balances exist. If negative cash balances do exist, the cash accounts are netted with other positive cash accounts of the same bank providing the right of offset exists between the accounts. If the right of offset does not exist, the negative cash balances are reclassified to accounts payable.

Investments

The Company’s investment strategy is developed based on many factors including appropriate insurance asset and liability management, rate of return, maturity, credit risk, tax considerations and regulatory requirements.

Fixed maturities and equity securities are classified as available-for-sale and reported at fair value. If the fair value is higher than the amortized cost for debt securities or the purchase cost for equity securities, the excess is an unrealized gain; and if lower than cost, the difference is an unrealized loss. The net unrealized gains and participating policyholder dividends, losses, less deferred income taxes are reported as included in accumulated other comprehensive income and, accordingly, have no effect on net income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The change in the allowance for losses is recorded as realized gains and losses on investments.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include all investment cash and short maturity investments. These amounts are carried principally at cost, which approximates fair value.

Other investments consist of investments in joint ventures and partnerships. The joint ventures and partnerships are valued according to the equity method of accounting. Any changes in the fair value are recorded as net realized gains and losses in the statement of operations.

The Company regularly monitors its investment portfolio to determine that investments that may be other than temporarily impaired are identified in a timely fashion and properly valued, and that any impairments are charged against earnings in the proper period. The Company’s methodology to identify potential impairments requires professional judgment.

Changes in individual security values are monitored on a regular basis in order to identify potential credit problems. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watch list, which is discussed at monthly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reflected as a realized loss in the Statement of Operations for that period. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost.

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

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company’s mortgage-backed securities and structured securities are of high credit quality. Therefore, the retrospective method is used to adjust the effective yield.

Derivative Instrument

In August 2003, the Company began to utilize derivative instruments in managing the PreNeed segment’s exposure to inflation risk. The derivative instrument, a Consumer Price Index Cap (the “CPI CAP”), limits the inflation risk on certain policies to a maximum of 5% and has a notional amount of $454,000 amortizing to zero over 20 years. The CPI CAP does not qualify under GAAP as an effective hedge; therefore, it is marked-to-market on a quarterly basis and the accumulated gain or loss is recognized in the

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

results of operations in fees and other income. As of December 31, 2004, the CPI CAP included in other assets amounted to $9,850 and the income recorded in the results of operations totaled $1,050.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions.

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium taxes and certain direct marketing expenses.

A premium deficiency is recognized by a charge to the statement of operations as a reduction of DAC to the extent that future policy premiums, including anticipation of interest income, are not adequate to recover all DAC and related claims, benefits and expenses. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Short Duration Contracts

Acquisition costs relating to group term life, group disability and group dental consist primarily of new business underwriting, field sales support, commissions to agents and brokers, and compensation to sales representatives. These acquisition costs are front-end loaded; thus they are deferred and amortized over the estimated terms of the underlying contracts.

Acquisition costs on individual medical contracts issued in most jurisdictions after 2002 and small group medical consist primarily of commissions to agents and brokers and compensation to representatives. These contracts are considered short duration because the terms of the contract are not fixed at issue and they are not guaranteed renewable. As a result, these costs are not deferred but rather they are recorded in the consolidated Statement of Operations in the period in which they are incurred.

Long Duration Contracts

Acquisition costs for pre-funded funeral life insurance policies and life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs relate primarily to commissions and marketing allowances.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

For pre-funded funeral investment type annuities and universal life and investment-type annuities no longer offered, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

Acquisition costs relating to individual medical contracts issued prior to 2003 and currently in a limited number of jurisdictions are deferred and amortized over the estimated average terms of the underlying contracts. These acquisition costs relate to commissions and policy issuance expenses. Commissions represent the majority of deferred costs and result from commission schedules that pay significantly higher rates in the first year. The majority of deferred policy issuance expenses are the costs of separately underwriting each individual medical contract.

Acquisition costs on the Fortis Financial Group (“FFG”) and Long-Term Care (“LTC”) disposed businesses were written off when the businesses were sold.

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over estimated useful lives with a maximum of 39.5 years for buildings, 7 years for furniture and 5 years for equipment. Expenditures for maintenance and repairs are charged to income as incurred. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset. Depreciation expense was $1,033, $1,125, and $1,253 for the years ended December 31, 2004, 2003 and 2002, respectively.

Goodwill

Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. The Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to FAS 142, goodwill is deemed to have an indefinite life and should not be amortized, but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. Prior to the adoption of FAS 142, goodwill was amortized over 20 years. Upon the adoption of FAS 142, the Company ceased amortizing goodwill. The measurement of fair value was determined based on a valuation report prepared by an independent valuation firm. The valuation was based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates. The Company performs a goodwill impairment test annually and has not recognized an impairment charge since adoption. The Company performed a January 1, 2005 impairment test during the three months ended March 31, 2005 and concluded that goodwill was not further impaired.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Value of Businesses Acquired

VOBA is the identifiable intangible asset representing the value of the insurance businesses acquired. The amount is determined using best estimates for mortality, lapse, maintenance expenses and investment returns at date of purchase. The amount determined represents the purchase price paid to the seller for producing the business. Similar to the amortization of DAC, the amortization of VOBA is over the premium payment period for traditional life insurance policies and a small block of limited payment policies. For the remaining limited payment policies, pre-funded funeral life insurance policies, all universal life policies and annuities, the amortization of VOBA is over the expected life time of the policies.

VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then VOBA is charged to current earnings.

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

Prior to April 2, 2001, FFG had issued variable insurance products registered as securities under the Securities Act of 1933. These products featured fixed premiums, a minimum death benefit, and policyholder returns linked to an underlying portfolio of securities. The variable insurance products issued by FFG have been 100% reinsured with The Hartford Financial Services Group Inc. (“The Hartford”). The balance of reserve ceded for the variable insurance products issued by FFG was $870,764 and $890,592 as of December 31, 2004 and 2003, respectively.

Income Taxes

The Company reports its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of Assurant, Inc. Income tax expense or credits are allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a Tax Allocation Agreement.

Current federal income taxes are charged to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

Other Assets

Other assets include prepaid items and intangible assets. Identifiable intangible assets with finite lives, including costs capitalized relating to developing software for internal use, are amortized on a straight-line basis over their estimated useful lives. The Company tests the intangible assets for impairment whenever circumstances warrant, but at least annually. If impairment exists, then excess of the unamortized balance over the fair value of the intangible assets will be charged to earnings at that time.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Foreign Currency Translation

For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign exchange gains (losses) net of income taxes have been reflected in Stockholders’ Equity under the caption “Accumulated other comprehensive income.”

Premiums

Short Duration Contracts

The Company’s short duration contracts are those on which the Company recognizes revenue on a pro-rata basis over the contract term. The Company’s short duration contracts primarily include group term life, group disability, medical and dental, and individual medical contracts after 2002 in most jurisdictions.

Long Duration Contracts

Currently, the Company’s long duration contracts being sold are pre-funded funeral life insurance and investment type annuities. For pre-funded funeral life insurance policies, revenues are recognized when due from policyholders. For pre-funded funeral investment-type annuity contracts, revenues consist of charges assessed against policy balances.

For individual medical contracts sold prior to 2003, individual medical contracts currently sold in a limited number of jurisdictions and traditional life insurance contracts previously sold but no longer offered, revenue is recognized when due from policyholders.

Premiums for LTC insurance and traditional life insurance contracts within FFG are recognized as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts within FFG, revenues consist of charges assessed against policy balances. For the FFG and LTC businesses previously sold, all revenue is ceded to Hartford Life and Annuity Insurance Company (“the Hartford”) and John Hancock Life Insurance Company (“John Hancock”), respectively.

Reinsurance Assumed

Reinsurance premiums assumed are calculated based upon payments received from ceding companies together with accrual estimates, which are based on both payments received and in force policy information received from ceding companies. Any subsequent differences arising on such estimates are recorded in the period in which they are determined.

Fee Income

The Company primarily derives income from fees received from providing administrative services. Fee income is earned when services are performed.

Reserves

Reserves are established according to GAAP, using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions to arrive at loss development factors. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liabilities and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

Short Duration Contracts

For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case basis reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

For group disability, the case reserves and the IBNR are recorded at an amount equal to the net present value of the expected claims future payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation. Group long-term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policies.

Long Duration Contracts

Future policy benefits and expense reserves on LTC, life insurance policies that are no longer offered, individual medical polices issued prior to 2003 or issued in a limited number of jurisdictions and the traditional life insurance contracts within FFG are recorded at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Future policy benefits and expense reserves for pre-funded funeral investment-type annuities, universal life insurance policies and investment-type annuity contracts no longer offered, and the variable life insurance and investment-type annuity contracts in FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances. Interest crediting rates for pre-funded funeral investment-type annuities ranged from 2.5% to 5.5% in 2004, 2003 and 2002.

Future policy benefits and expense reserves for pre-funded funeral life insurance contracts are recorded as the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield,

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned revenue reserve is also recorded for these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

Changes in the estimated liabilities are charged or credited to operations as the estimates are revised.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective prospectively for contracts entered into or modified after June 30, 2003 and prospectively for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

On July 7, 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (“SOP 03-1”). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contract holders. SOP 03-1 was effective for the Company’s financial statements on January 1, 2004. The adoption of this statement did not have a material impact on the Company’s financial position or the results of operations.

In December 2003, the FASB issued FAS 132 (Revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits (“FAS 132” – Revised 2003). This statement revises employers’ disclosure about pension plans and other postretirement benefit plans. This statement does not change the measurement or recognition of those plans required by FAS No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This statement retains the disclosure requirements contained in FAS 132, Employers’ Disclosure about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosure to that found in FAS 132 about the assets, obligations, cash flows, and net periodic benefit cost

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

of defined benefit pension plans and other defined benefit postretirement plans and was effective for fiscal year ending after December 15, 2003. The Company’s Parent fully adopted this statement.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance on the disclosure requirements for other than temporary impairments of debt and marketable equity investments that are accounted for under Financial Accounting Standard 115 (“FAS 115”). EITF 03-1 also provides guidance for evaluating whether an investment is other than temporarily impaired. The adoption of EITF 03-1 required the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FAS 115 that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The disclosures were effective for financial statements for fiscal years ending after December 15, 2003. The Company adopted the disclosure requirements of EITF 03-1 at December 31, 2003. The guidance for evaluating whether an investment is other than temporarily impaired is effective for reporting periods beginning after June 15, 2004; however, the Financial Accounting Standards Board (“FASB”) has issued two new proposed Staff Positions. EITF 03-1a, which would defer the June 15, 2004 effective date of the requirement to record impairment losses caused by the effect of increases in interest rates or sector spreads on debt securities subject to paragraph 16 of EITF 03-1 until further guidance is provided and EITF 03-1b, which would exclude minor impairments from the requirement. Both Staff Positions are still in the comment period phase. The Company is continuing to evaluate the impact of adoption of this issue given the fact that portions of the issue are still in the comment period. The Company currently follows the guidance on other than temporary impairments provided by Staff Accounting Bulletin (“SAB”) 59, Accounting for Noncurrent Marketable Equity Securities.

In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FAS 106-2”), which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces (1) a prescription drug benefit under Medicare and (2) a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D. The FASB concluded that the subsidy should be treated as an actuarial gain pursuant to FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FAS 106-2 is effective for the first interim period or annual period beginning after June 15, 2004. Since the effects of the Act were not considered a significant event, the effects of the Act were incorporated in the next measurement of plan assets and obligations, December 31, 2004. The Company believes that it will be entitled to the subsidy. Therefore, the Company adopted FAS 106-2 as of December 31, 2004. The adoption of FAS 106-2 did not have a material effect on either the Company’s accumulated postretirement benefit obligation or its financial position or results of operations.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

3.	Investments

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2004 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$397,679	$12,531	$(1,200)	$409,010
States, municipalities and political subdivisions	21,442	1,432	(1)	22,873
Foreign governments	181,537	11,967	(8)	193,496
Public utilities	453,889	38,756	(291)	492,354
All other corporate bonds	2,302,121	187,522	(3,011)	2,486,632

Total fixed maturities	$3,356,668	$252,208	$(4,511)	$3,604,365

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	$241,101	$8,081	$(460)	$248,722

Total equity securities	$241,101	$8,081	$(460)	$248,722

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2003 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$564,124	$15,429	$(1,374)	$578,179
States, municipalities and political subdivisions	30,089	999	—	31,088
Foreign governments	90,068	7,796	(90)	97,774
Public utilities	396,447	33,930	(195)	430,182
All other corporate bonds	2,146,315	172,407	(3,646)	2,315,076

Total fixed maturities	$3,227,043	$230,561	$(5,305)	$3,452,299

Equity securities
Common stocks:
Banks, trusts and insurance companies	$—	$32	$—	$32
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	199,287	8,934	(104)	208,117

Total equity securities	$199,287	$8,966	$(104)	$208,149

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

The amortized cost and fair value of fixed maturities at December 31, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$93,764	$95,589
Due after one year through five years	378,611	404,872
Due after five years through ten years	1,042,275	1,104,188
Due after ten years	1,373,511	1,524,040

Total	2,888,161	3,128,689
Mortgage and asset backed securities	468,507	475,676

Total	$3,356,668	$3,604,365

Gross gains of $16,151, $20,718 and $69,152 and gross losses of $6,871, $7,783 and $76,629 were realized on sales of fixed maturities and equity securities in 2004, 2003 and 2002, respectively.

Major categories of net investment income were as follows:

	Years Ended December 31,
	2004	2003	2002
Fixed maturities	$207,711	$195,500	$200,458
Equity securities	16,117	12,097	10,364
Commercial mortgage loans on real estate	55,329	49,940	52,392
Policy loans	574	588	575
Short-term investments	714	1,363	728
Other investments	4,805	8,592	1,932
Cash and cash equivalents	264	198	21
Investment expenses	(9,821)	(8,474)	(7,880)

Net investment income	$275,693	$259,804	$258,590

The net realized gains (losses) recorded in income for 2004, 2003 and 2002 are summarized as follows:

	Years Ended December 31,
	2004	2003	2002
Fixed maturities	$8,651	$5,014	$(50,698)
Equity securities	498	(127)	3,981

Total marketable securities	9,149	4,887	(46,717)
Real estate	(130)	—	917
Other	(648)	(978)	(1)

Total	$8,371	$3,909	$(45,801)

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

The Company recorded $131, $8,048 and $39,240 of pre-tax realized losses in 2004, 2003 and 2002, respectively, associated with other-than-temporary declines in value of available for sale securities.

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2004 were as follows:

	Less than 12 months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$25,493	$(553)	$19,646	$(647)	$45,139	$(1,200)
States, municipalities and political subdivisions	1,095	(1)	—	—	1,095	(1)
Foreign governments	2,111	(8)	—	—	2,111	(8)
Public utilities	35,647	(291)	—	—	35,647	(291)
All other corporate bonds	185,309	(2,426)	17,422	(585)	202,731	(3,011)

Total fixed maturities	$249,655	$(3,279)	$37,068	$(1,232)	$286,723	$(4,511)

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	29,961	(457)	140	(3)	30,101	(460)

Total equity securities	$29,961	$(457)	$140	$(3)	$30,101	$(460)

The total unrealized loss represents less than 2% of the aggregate fair value of the related securities. Approximately 75% of these securities in an unrealized loss position have been in a continuous loss position for less than twelve months. The total unrealized losses on securities that were in a continuous unrealized loss position for longer than six months but less than 12 months were approximately $2,254, with no security with a book value greater than $1,000 having a market value below 94% of book value.

As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of December 31, 2004. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the securities in an unrealized loss status are not impaired and intends to hold them until recovery.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2004, approximately 52.5% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York, Pennsylvania and Florida. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $43 to $12,962 at December 31, 2004. The mortgage loan balance is net of an allowance for losses of $12,820 and $13,287 at December 31, 2004 and 2003, respectively.

The Company had fixed maturities carried at $293,587 and $188,785 at December 31, 2004 and 2003, respectively, on deposit with various governmental authorities as required by law.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Security Lending

The Company engages in a securities lending program where bonds issued by the United States Government, Government agencies, and U.S. Corporations, are loaned to selected broker/dealers. The company receives cash collateral in an amount that is in excess of the market value of securities loaned. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. At December 31, 2004 and 2003, securities with a fair value of $319,227 and $376,234 respectively, were on loan to select brokers and are included in the Company’s available for sale investments.

At December 31, 2004 and 2003, collateral with a fair value of $332,276 and $379,898, respectively, is included in the Company’s assets with an offsetting liability. The Company had a revision on the classification in the 2003 balance sheet to reflect the collateral held under securities lending.

4. Income Taxes

The Company and its subsidiary are subject to U.S. tax and is part of a U.S. consolidated federal income tax return with its parent, Assurant, Inc. Information about current and deferred tax expense follows:

	Years Ended December 31,
	2004	2003	2002
Current expense:
Federal	$35,219	$20,400	$20,320
Foreign	494	2,821	485

Total current expense	35,713	23,221	20,805
Deferred expense (benefit):
Federal	24,712	43,914	23,420
Foreign	(615)	(522)	—

Total deferred expense (benefit)	24,097	43,392	23,420

Total income tax expense	$59,810	$66,613	$44,225

International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2004	2003	2002
Federal income tax rate:	35.0%	35.0%	35.0%
Reconciling items:
Dividends received deduction	(2.7)	(1.5)	(0.5)
Permanent nondeductible expenses	0.2	0.4	(0.2)
Adjustment for deferred liabilities	(0.5)	(0.9)	—
Change in reserve for prior year taxes	1.7	—	—
Goodwill	—	0.5	—
Other	(0.4)	0.4	(3.8)

Effective income tax rate:	33.3%	33.9%	30.5%

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Policyholder and separate account reserves	$24,044	$18,974
Accrued liabilities	12,631	13,067
Investment adjustments	2,130	1,614
Deferred acquisition costs	17,014	12,606
Deferred gains on reinsurance	73,685	89,252
Other	—	12,913

Gross deferred tax assets	129,504	148,426

Deferred tax liabilities:
Unrealized gains on fixed maturities and equities	90,245	81,936
Other Liabilities	18,744	12,241

Gross deferred tax liabilities	108,989	94,177

Net deferred income tax asset	$20,515	$54,249

Under pre-1984 life insurance company income tax laws, a portion of a life insurance company’s “gain from operations” was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as “policyholders’ surplus account.” Amounts in this account only become taxable upon the occurrence of certain events. The approximate amount in this account was $12,145 at December 31, 2004 and 2003. The Company anticipates designating dividends in the amount of $12,145 over the next two years to be taken from the policyholders’ surplus account. In accordance with the JOBs Act, there will be no federal income tax on these amounts.

At December 31, 2004, the Company and its subsidiaries had capital loss carryforwards for U.S. federal income tax purposes. Capital loss carryforwards total $14,634 and will all expire in 2007 if unused.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

5.	Stockholder’s Equity

The Board of Directors of the Company has authorized 1,000,000 shares of common stock with a par value of $5 per share. All the shares are issued and outstanding as of December 31, 2004, 2003, and 2002. All the outstanding shares at December 31, 2004 are owned by Assurant, Inc. (see Note 1). The Company paid dividends of $75,000, $0 and $60,000 at December 31, 2004, 2003 and 2002, respectively.

The maximum amount of dividends which can be paid by the State of Iowa insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus (see Note 6).

6.	Statutory Information

Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Iowa Department of Commerce.

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

The Company’s statutory net income and capital and surplus are as follows:

	Years Ended and at
	December 31,
	2004	2003	2002
	(Unaudited)
Statutory Net Income	$123,810	$121,896	$111,378

Statutory Capital and Surplus	$584,177	$560,896	$503,324

Insurance enterprises are required by State Insurance Departments to adhere to minimum risk-based capital (RBC) requirements developed by the NAIC. The Company exceeds the minimum RBC requirements.

Dividend distributions to the parent are restricted as to the amount by state regulatory requirements. A dividend is extraordinary when combined with all other dividends and distributions made with in the preceding 12 months exceeds the greater of 10% of the insurers surplus as regards to policyholders on December 31 of the next preceding year, or the net gain from operations. In 2004, the Company declared

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

and paid dividends of $75,000, all of which were ordinary. In 2003, the Company declared no dividends. In 2002, the Company declared and paid dividends of $60,000, all of which were ordinary. The Company has the ability, under state regulatory requirements, to dividend up to $120,280 to its parent in 2005 without permission from Iowa regulators.

7.	Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2004	2003
Ceded future policy holder benefits and expense	$1,155,253	$1,132,484
Ceded unearned premium	19,336	19,898
Ceded claims and benefits payable	43,566	40,459
Ceded paid losses	19,956	17,458

Total	$1,238,111	$1,210,299

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2004			2003			2002
	Long	Short		Long	Short		Long	Short
	Duration	Duration	Total	Duration	Duration	Total	Duration	Duration	Total
Gross earned
Premiums and other considerations	$512,103	$1,367,271	$1,879,374	$523,173	$1,293,519	$1,816,692	$630,036	$1,185,372	$1,815,408
Premiums assumed	18,383	160,827	179,210	23,335	194,222	217,557	30,431	249,311	279,742
Premiums ceded	(278,496)	(23,768)	(302,264)	(304,638)	(23,930)	(328,568)	(384,547)	(24,239)	(408,786)

Net earned premiums and other considerations	$251,990	$1,504,330	$1,756,320	$241,870	$1,463,811	$1,705,681	$275,920	$1,410,444	$1,686,364

Gross policyholder
Benefits	$771,003	$935,634	$1,706,637	$843,127	$869,393	$1,712,520	$960,342	$860,953	$1,821,295
Benefits assumed	43,067	151,705	194,772	48,478	173,261	221,739	49,893	187,781	237,674
Benefits ceded	(545,646)	(3,761)	(549,407)	(635,745)	(13,791)	(649,536)	(741,424)	(12,780)	(754,204)

Net policyholder benefits	$268,424	$1,083,578	$1,352,002	$255,860	$1,028,863	$1,284,723	$268,811	$1,035,954	$1,304,765

The Company had $108,097 and $112,027 of assets held in trusts as of December 31, 2004 and 2003, respectively, for the benefit of others related to certain reinsurance arrangements.

The Company utilizes ceded reinsurance for loss protection and capital management, business divestitures, client risk and profit sharing.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Loss Protection and Capital Management

As part of the Company’s overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company, including significant individual or catastrophic claims, and to free up capital to enable the Company to write additional business.

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company has control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk to minimize this exposure. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as on developing strong relationships with the Company’s reinsurance partners for the sharing of risks.

Business Divestitures

The Company has used reinsurance to exit certain businesses. Assets backing ceded liabilities related to this business are held in trust for the benefit of the Company and the separate accounts relating to FFG are still reflected as separate accounts in the Company’s balance sheet.

In 2001, the Company entered into a reinsurance agreement with the Hartford for the sale of its FFG division. The reinsurance recoverable from the Hartford was $870,764 and $890,592 as of December 31, 2004 and 2003, respectively. The Company would be responsible to administer this business in the event of a default by the reinsurer. In addition, under the reinsurance agreement, the Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If the Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

In 2000, the Company divested its LTC operations to John Hancock. Reinsurance recoverable from John Hancock was $290,993 and $239,621 as of December 31, 2004 and 2003, respectively.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

8.	Reserves

The following table provides reserve information by major lines of business as of:

	December 31, 2004			December 31, 2003
	Future Policy		Claims and	Future Policy		Claims and
	Benefits and	Unearned	Benefits	Benefits and	Unearned	Benefits
	Expenses	Premiums	Payable	Expenses	Premiums	Payable
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$1,614,342	$1,984	$6,628	$1,471,865	$2,042	$5,792
Life insurance no longer offered	297,082	731	933	304,773	715	1,788
FFG and LTC disposed businesses	1,112,101	19,087	30,568	1,088,799	19,257	22,159
All other	4,505	122	2,430	3,887	521	3,819
Short Duration Contracts:
Group term life	—	8,995	369,435	—	12,375	368,873
Group disability	—	3,714	1,378,853	—	3,830	1,313,014
Medical	—	8,437	43,967	—	11,219	38,108
Dental	—	3,088	31,794	—	—	34,881
Other	—	70	20,000	—	43	22,413

Total	$3,028,030	$46,228	$1,884,608	$2,869,324	$50,002	$1,810,847

The Company’s short duration group disability category includes short and long term disability products. Claims and benefits payable for long-term disability have been discounted at 5.25%. The December 31, 2004 and 2003 liabilities include $1,367,434 and $1,301,790, respectively of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2004 and 2003 are $432,483 and $419,983, respectively.

9.	Fair Value Disclosures

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheets. In the measurement of the fair value of certain financial instruments, if quoted market prices were not available other valuation techniques were utilized. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash, cash equivalents and short-term investments: the carrying amount reported approximates fair value because of the short maturity of the instruments.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

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

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.

Collateral and obligations under securities lending: the fair values of securities lending assets and liabilities are based on quoted market prices.

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values in the balance sheet.

Other assets: a derivative instrument, the CPI CAP, is recorded in other assets. The fair value of this derivative is based upon quoted market prices.

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$43,362	$43,362	$29,176	$29,176
Fixed maturities	3,604,365	3,604,365	3,452,299	3,452,299
Equity securities	248,722	248,722	208,149	208,149
Commercial mortgage loans on real estate	695,921	779,111	634,615	694,890
Policy loans	9,956	9,956	10,678	10,678
Short-term investments	47,989	47,989	71,057	71,057
Collateral held under securities lending	332,276	332,276	379,898	379,898
Other investments	45,171	45,171	51,831	51,831
Other assets	9,850	9,850	8,800	8,800
Assets held in separate accounts	3,435,089	3,435,089	3,516,070	3,516,070
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$595,799	$588,190	$564,540	$556,524
Obligations under securities lending	332,276	332,276	379,898	379,898
Liabilities related to separate accounts	3,435,089	3,435,089	3,516,070	3,516,070

The fair value of the Company’s liabilities for insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

10.	Retirement and Other Employee Benefits

The Company is an indirect wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. Assurant’s pension plan funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $9,523, $6,329 and $3,640 for 2004, 2003 and 2002, respectively.

The Company participates in a contributory profit sharing plan, sponsored by Assurant, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $4,902, $5,214 and $5,344 for 2004, 2003 and 2002, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant. Health care benefits, either through a Assurant sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993.

There were no net postretirement benefit costs allocated to the Company for the years ended December 31, 2004, 2003 and 2002. The Company made contributions to the postretirement benefit plans of approximately $4,024, $1,961 and $2,275 in 2004, 2003 and 2002, respectively, as claims were incurred. During 2004, 2003 and 2002 the Company incurred expenses related to retirement benefits of $4,356, $2,247 and $1,223, respectively.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

12.	Deferred Policy Acquisition Costs

Information about deferred policy acquisition costs follows:

	December 31,
	2004	2003	2002
Beginning Balance	$103,606	$77,737	$47,093
Costs deferred	78,106	74,048	73,616
Amortization	(68,508)	(52,630)	(43,033)
Foreign currency translation	2,856	4,451	61

Ending Balance	$116,060	$103,606	$77,737

13.	Goodwill and Value of Business Acquired

Information about goodwill and value of business acquired (VOBA) follows:

	Goodwill for the Year Ended			VOBA for the Year Ended
	December 31,			December 31,
	2004	2003	2002	2004	2003	2002
Beginning Balance	$156,985	$156,006	$147,972	$45,710	$52,643	$61,312
Amortization, net of interest accrued	—	—	—	(6,503)	(7,466)	(8,694)
Foreign Currency Translation and Other	(881)	979	8,034	206	533	25

Ending Balance	$156,104	$156,985	$156,006	$39,413	$45,710	$52,643

As of December 31, 2004, the majority of the outstanding balance of VOBA is in the Company’s PreNeed segment. VOBA in this segment assumes an interest rate ranging from 6.5% to 7.5%.

At December 31, 2004 the estimated amortization of VOBA for the next five years is as follows:

Year	Amount
2005	5,240
2006	4,479
2007	3,787
2008	2,993
2009	2,219

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

14.	Other Comprehensive Income

The Company’s components of other comprehensive income (loss) net of tax at December 31 are as follows:

	Foreign Currency
	Translation	Unrealized Gains on	Accumulated Other
	Adjustment	Securities	Comprehensive Income
Balance at December 31, 2001	$657	$27,757	$28,414
Activity in 2002	(1,913)	74,696	72,783

Balance at December 31, 2002	(1,256)	102,453	101,197
Activity in 2003	5,189	50,016	55,205

Balance at December 31, 2003	3,933	152,469	156,402
Activity in 2004	2,784	13,489	16,273

Balance at December 31, 2004	$6,717	$165,958	$172,675

15.	Related Party Transactions

The Company receives various services from Assurant and its affiliates. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information technology and other administrative functions. The fees paid to Assurant, Inc. for these services for years ended December 31, 2004, 2003 and 2002, were $18,735, $15,518 and $15,406, respectively. Information technology expenses were $11,725, $11,048 and $8,711 for years ended December 31, 2004, 2003 and 2002, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating on a separate company basis.

The Company assumes pre-funded funeral business from its affiliate, United Family Life Insurance Company (UFL). The Company has assumed premium from UFL of $15,136, $19,332 and $25,048 in 2004, 2003 and 2002, respectively. The Company assumed $600,447 and $632,716 of reserves in 2004 and 2003, respectively, from UFL.

The Company assumes group disability business from its affiliate, First Fortis Life Insurance Company (First Fortis). The Company has assumed $6,526, $5,847 and $6,705 of premium from First Fortis in 2004, 2003 and 2002, respectively. The Company has assumed $23,533 and $22,096 of reserves in 2004 and 2003, respectively, from First Fortis.

Fortis Benefits Insurance Company
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(In thousands except share data)

16.	Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2004, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2005	9,741
2006	8,154
2007	6,621
2008	5,619
2009	4,235
Thereafter	7,715

Total minimum future lease payments	$42,085

Rent expense was $11,147, $10,373 and $10,262 for 2004, 2003 and 2002 respectively.

The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, the Company does not believe that any pending matter will have a material adverse effect on the Company’s business, financial condition or results of operations.