Form 10-Q
period 2005-03-31
FORTIS BENEFITS INSURANCE CO
filed 2005-05-16
CIK 823533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

Yes ☐ No ☑

     As of May 2, 2005, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORTIS BENEFITS INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL YEAR ENDED MARCH 31, 2005

Item		Page
Number		Number
	PART I
	FINANCIAL INFORMATION
1.	FINANCIAL STATEMENTS	2
	Consolidated balance sheets at March 31, 2005 (Unaudited) and December 31, 2004	2
	Consolidated statements of operations (Unaudited) for the three months ended March 31, 2005 and 2004	4
	Consolidated statements of changes in stockholder’s equity from December 31, 2004 to March 31, 2005 (Unaudited)	5
	Consolidated statement of cash flows (Unaudited) for the three months ended March 31, 2005 and 2004	6
	Notes to the consolidated financial statements for the three months ended March 31, 2005 and 2004 (Unaudited)	7

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK *	11

4.	CONTROLS AND PROCEDURES	11

	PART II
	OTHER INFORMATION

2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS *	12

3.	DEFAULTS UPON SENIOR SECURITIES *	12

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS *	12

5.	OTHER INFORMATION	12

6.	EXHIBITS	12

SIGNATURES		13
EX-10.2: AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Fortis Benefits Insurance Company

Consolidated Balance Sheets
At March 31, 2005 (Unaudited) and December 31, 2004

	March 31,	December 31,
	2005	2004
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $3,393,347 in 2005 and $3,352,819 in 2004)	$3,582,786	$3,600,516
Equity securities available for sale, at fair value (cost — $246,430 in 2005 and $241,101 in 2004)	246,856	248,722
Commercial mortgage loans on real estate at amortized cost	685,682	695,921
Policy loans	10,007	9,956
Short-term investments	73,168	47,989
Collateral held under securities lending	400,992	332,276
Other investments	55,553	49,020

Total investments	5,055,044	4,984,400
Cash and cash equivalents	18,875	43,362
Premiums and accounts receivable, net	88,146	78,669
Reinsurance recoverables	1,271,185	1,238,111
Accrued investment income	56,411	51,933
Due from affiliates	7,963	5,967
Deferred acquisition costs	120,582	116,060
Property and equipment, at cost less accumulated depreciation	1,411	1,507
Deferred income taxes, net	36,445	20,515
Goodwill	156,066	156,104
Value of business acquired	37,990	39,413
Other assets	37,720	38,708
Assets held in separate accounts	3,196,636	3,435,089

Total assets	$10,084,474	$10,209,838

See the accompanying notes to the consolidated financial statements.

Fortis Benefits Insurance Company
Consolidated Balance Sheets
At March 31, 2005 (Unaudited) and December 31, 2004 ®

	March 31,	December 31,
	2005	2004
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$3,052,817	$3,028,030
Unearned premiums	43,176	46,228
Claims and benefits payable	1,936,030	1,884,608
Commissions payable	23,820	19,721
Reinsurance balances payable	4,568	6,727
Funds held under reinsurance	100	93
Deferred gain on disposal of businesses	197,441	206,182
Obligation under securities lending	400,992	332,276
Accounts payable and other liabilities	144,447	159,798
Tax payable	18,140	7,987
Liabilities related to separate accounts	3,196,636	3,435,089

Total liabilities	9,018,167	9,126,739

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	516,570	516,570
Retained earnings	416,488	388,854
Accumulated other comprehensive income	128,249	172,675

Total stockholder’s equity	1,066,307	1,083,099

Total liabilities and stockholder’s equity	$10,084,474	$10,209,838

See the accompanying notes to the consolidated financial statements.

Fortis Benefits Insurance Company

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Revenues
Net earned premiums and other considerations	$456,065	$438,558
Net investment income	69,114	67,096
Net realized gain on investments	401	3,592
Amortization of deferred gain on disposal of businesses	8,741	10,858
Fees and other income	2,946	3,890

Total revenues	537,267	523,994

Benefits, losses and expenses
Policyholder benefits	359,841	355,278
Amortization of deferred acquisition costs and value of business acquired	17,966	14,950
Underwriting, general and administrative expenses	116,543	119,015

Total benefits, losses and expenses	494,350	489,243
Income before income taxes	42,917	34,751
Income taxes	15,283	12,038

Net income	$27,634	$22,713

See the accompanying notes to the consolidated financial statements.

Fortis Benefits Insurance Company

Consolidated Statements of Changes in Stockholder’s Equity
From December 31, 2004 to March 31, 2005 (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balance, December 31, 2004	$5,000	$516,570	$388,854	$172,675	$1,083,099
Comprehensive income:
Net income	—	—	27,634	—	27,634
Net change in unrealized gains on securities	—	—	—	(42,556)	(42,556)
Foreign currency translation	—	—	—	(1,870)	(1,870)

Total comprehensive income					(16,792)

Balance, March 31, 2005	$5,000	$516,570	$416,488	$128,249	$1,066,307

See the accompanying notes to the consolidated financial statements.

Fortis Benefits Insurance Company

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$47,277	$116,403

Investing activities
Sales of:
Fixed maturities available for sale	66,000	207,192
Equity securities available for sale	6,333	10,995
Other invested assets	2,057	2,292
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	57,961	36,832
Purchase of:
Fixed maturities available for sale	(168,803)	(228,066)
Equity securities available for sale	(11,588)	(30,957)
Other invested assets	(8,590)	(8,716)
Change in commercial mortgage loans on real estate	10,102	(44,171)
Change in short term investments	(25,179)	(50,059)
Change in collateral held under securities lending	(68,716)	(10,576)
Change in policy loans	(57)	—

Net cash (used in) investing activities	(140,480)	(115,234)

Financing activities
Change in obligation under securities lending	68,716	10,576

Net cash provided by financing activities	68,716	10,576

Change in cash and cash equivalents	(24,487)	11,745
Cash and cash equivalents at beginning of period	43,362	29,176

Cash and cash equivalents at end of period	$18,875	$40,921

Supplemental information:
Income taxes paid (refunded)	$(2,862)	$(2,991)

See the accompanying notes to the consolidated financial statements.

Fortis Benefits Insurance Company

Notes to the Consolidated Financial Statements
Three Months Ended March 31, 2005 and 2004 (Unaudited)

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

On January 21, 2005, Fortis owned approximately 36% (50,199,130 shares) of Assurant, Inc. based on the number of shares outstanding that day and sold 27,200,000 of those shares in a secondary offering to the public. Assurant, Inc. did not receive any of the proceeds from the sale of shares of common stock by Fortis. Fortis received all net proceeds from the sale. Fortis concurrently sold exchangeable bonds, due January 26, 2008, that are mandatorily exchangeable for their remaining 22,999,130 shares of Assurant, Inc. Fortis may elect, prior to the maturity date of the bonds, a cash settlement alternative and pay the bondholders an amount of cash equal to the applicable market value of Assurant, Inc.’s common stock. The exchangeable bonds and the shares of the Assurant, Inc.’s common stock into which they are exchangeable have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

3. Retirement and Other Employee Benefits

The Company is an indirect wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. Assurant’s pension plan funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $1,980 and $1,751 for the three months ended March 31, 2005 and 2004, respectively.

The Company participates in a contributory profit sharing plan, sponsored by Assurant, Inc., covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $1,510 and $1,548 for the three months ended March 31, 2005 and 2004, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by Assurant. Health care benefits, either through an Assurant sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993.

4. Commitments and Contingencies

The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation, the Company does not believe that any pending matter will have a material adverse effect on the Company’s financial condition or results of operations.

PART I
FINANCIAL INFORMATION

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(Dollar amounts in thousands except share data.)

          Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Fortis Benefits Insurance Company and its subsidiaries (collectively, FBIC or the Company) as of March 31, 2005, compared with December 31, 2004, and its results of operations for the three months ended March 31, 2005, compared with the equivalent 2004 period. This discussion should be read in conjunction with FBIC’s MD&A and annual audited financial statements as of December 31, 2004 filed with the Company’s Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2004 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

     The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$456,065	$438,558
Net investment income	69,114	67,096
Net realized gains on investments	401	3,592
Amortization of deferred gains on disposal of businesses	8,741	10,858
Fees and other income	2,946	3,890

Total revenues	537,267	523,994

Benefits, losses and expenses:
Policyholder benefits	359,841	355,278
Selling, underwriting and general expenses(1)	134,509	133,965

Total benefits, losses and expenses	494,350	489,243

Income before income taxes	42,917	34,751
Income taxes	15,283	12,038

Net income	$27,634	$22,713

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.

  Three Months Ended March 31, 2005 Compared to March 31, 2004

     Total Revenues

     Total revenues increased by $13,273, or 3%, to $537,267 for the three months ended March 31, 2005 from $523,994 for the three months ended March 31, 2004.

     Net earned premiums and other considerations increased by $17,507, or 4%, to $456,065 for the three months ended March 31, 2005 from $438,558 for the three months ended March 31, 2004. The increase was primarily due to increases of $26,564 and $3,915 in our group disability and group life businesses, respectively, offset by a decrease of $7,881 and $4,830 in our small employer group health and preneed businesses, respectively. The increase in group disability was primarily driven by increased business written through alternate distribution sources, including an increase in single premiums assumed for risk related to closed blocks of business to $26,700 for the three months ended March 31, 2005 from $13,103 for the three months ended March 31, 2004. The increase in group life was due to higher persistency and higher sales. The decrease in our small employer group health was due to a decline in membership partially offset by premium rate increases. The decrease in preneed was due to lower sales of life policies.

     Net investment income increased by $2,018, or 3%, to $69,114 for the three months ended March 31, 2005 from $67,096 for the three months ended March 31, 2004. This increase was primarily due to increases in invested assets.

     Net realized gains on investments decreased by $3,191, or 89%, to $401 for the three months ended March 31, 2005 from $3,592 for the three months ended March 31, 2004. Net realized gains are comprised of both other-than-temporary impairments and realized gains/(losses) on the sales of securities. For the three months ended March 31, 2005 and 2004, we had other-than-temporary impairments on available for sale securities of zero and $131, respectively.

     Amortization on deferred gain on disposal of business decreased by $2,117, or 19%, to $8,741 for the three months ended March 31, 2005 from $10,858 for the three months ended March 31, 2004. The decrease was consistent with the anticipated run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000.

     Fees and other income decreased by $944, or 24%, to $2,946 for the three months ended March 31, 2005 from $3,890 for the three months ended March 31, 2004. The decrease is primarily due to a decline in the value of the Consumer Price Index Cap, a derivative instrument.

     Total Benefits, Losses and Expenses

     Total benefits, losses and expenses increased by $5,107, or 1%, to $494,350 for the three months ended March 31, 2005 from $489,243 for the three months ended March 31, 2004.

     Policyholder benefits increased by $4,563, or 1%, to $359,841 for the three months ended March 31, 2005 from $355,278 for the three months ended March 31, 2004. The increase was primarily due to an increase in our group disability business of $23,278. The increase was offset by decreases of $11,418, $4,472 and $686 in our small employer group health, preneed and group life businesses, respectively. The increase in group disability was due to the assumption of risk related to a closed block of group disability business and increased business written through our alternate distribution sources. The decrease in our small employer group health was due to a decline in membership combined with favorable experience. The decrease in preneed was due to lower sales of life policies. The decrease in group life was due to favorable mortality.

     Selling, underwriting and general expenses increased by $544, or less than 1%, to $134,509 for the three months ended March 31, 2005 from $133,965 for the three months ended March 31, 2004. The increase was due to an increase in amortization of deferred acquisition costs of $3,017 as well as increased commission expense of $2,310.

These increases were offset by a decrease in general and administrative expenses of $4,782. The increase in amortization of deferred acquisition costs was primarily due to higher deferred costs and amortization. The increase in commissions expense was primarily due to a change in the mix of business in group disability to alternate distribution sources which have a higher commission rate than traditional group disability. The increase in commission expense was offset by a decrease in small employer group health business due to a decline in membership. The decrease in general and administrative expenses was primarily due to lower than expected compensation expenses in our group disability and group dental businesses.

     Net Income

     Net income increased by $4,921, or 22%, to $27,634 for the three months ended March 31, 2005 from $22,713 for the three months ended March 31, 2004.

     Income taxes increased by $3,245, or 27%, to $15,283 for the three months ended March 31, 2005 from $12,038 for the three months ended March 31, 2004. This increase was due to an increase in pre-tax income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

     Not required under the reduced disclosure format.

Item 4. Controls And Procedures.

     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     Not required under the reduced disclosure format.

Item 3. Defaults Upon Senior Securities.

     Not required under the reduced disclosure format.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not required under the reduced disclosure format.

Item 5. Other Information.

(a)	None.

(b)	Because all of the Company’s outstanding common stock is held indirectly by Assurant, Inc., the Company does not file a Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6. Exhibits

     The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

10.1	Assurant Long Term Incentive Plan (ALTIP). (incorporated by reference from Assurant, Inc.’s Form 8-k filed April 13, 2005)

10.2	Amended and Restated Revolving Credit Agreement dated April 29, 2005 by and among Assurant, Inc., as the borrower, certain banks and financial institutions, as the lenders, and arranged by J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Fortis Benefits Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Fortis Benefits Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2005.

FORTIS BENEFITS INSURANCE COMPANY

By: /s/ Robert B. Pollock

Name: Robert B. Pollock
Title: President and Chief Executive Officer

By: /s/ Ranell M. Jacobson

Name: Ranell M. Jacobson
Title: Treasurer