Form 10-Q
period 2005-06-30
FORTIS BENEFITS INSURANCE CO
filed 2005-08-22
CIK 823533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 033-37576
FORTIS BENEFITS INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

IOWA	81-0170040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

729 INSURANCE EXCHANGE BUILDING DES MOINES, IOWA	50309
(Address of Principal Executive Offices)	(Zip Code)
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
Yes               No   X
          As of August 1, 2005, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.
          THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FORTIS BENEFITS INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
* Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Fortis Benefits Insurance Company
Consolidated Balance Sheets
At June 30, 2005 (Unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
	(in thousands except number of shares)

Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $3,419,286 in 2005 and $3,352,819 in 2004)	$3,711,953	$3,600,516
Equity securities available for sale, at fair value (cost — $253,336 in 2005 and $241,101 in 2004)	257,474	248,722
Commercial mortgage loans on real estate at amortized cost	703,332	695,921
Policy loans	9,876	9,956
Short-term investments	28,570	47,989
Collateral held under securities lending	352,877	332,276
Other investments	62,607	49,020

Total investments	5,126,689	4,984,400
Cash and cash equivalents	20,612	43,362
Premiums and accounts receivable, net	87,185	78,669
Reinsurance recoverables	1,254,966	1,238,111
Due from affiliates	3,305	5,967
Accrued investment income	51,365	51,933
Deferred acquisition costs	121,631	116,060
Property and equipment, at cost less accumulated depreciation	1,282	1,507
Deferred income taxes, net	—	20,515
Goodwill	155,950	156,104
Value of business acquired	36,553	39,413
Other assets	34,395	38,708
Assets held in separate accounts	3,191,724	3,435,089

Total assets	$10,085,657	$10,209,838

See the accompanying notes to the consolidated financial statements.

Fortis Benefits Insurance Company
Consolidated Balance Sheets
At June 30, 2005 (Unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
	(in thousands except number of shares)

Liabilities
Future policy benefits and expenses	$3,072,517	$3,028,030
Unearned premiums	41,862	46,228
Claims and benefits payable	1,946,298	1,884,608
Commissions payable	18,383	19,721
Reinsurance balances payable	3,518	6,727
Funds held under reinsurance	99	93
Deferred gain on disposal of businesses	188,738	206,182
Obligation under securities lending	352,877	332,276
Accounts payable and other liabilities	127,296	159,798
Deferred income taxes, net	4,329	—
Tax payable	13,353	7,987
Liabilities related to separate accounts	3,191,724	3,435,089

Total liabilities	8,960,994	9,126,739

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	516,570	516,570
Retained earnings	405,923	388,854
Accumulated other comprehensive income	197,170	172,675

Total stockholder’s equity	1,124,663	1,083,099

Total liabilities and stockholder’s equity	$10,085,657	$10,209,838

See the accompanying notes to the consolidated financial statements.

Fortis Benefits Insurance Company
Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)

Revenues
Net earned premiums and other considerations	$428,656	$432,467	$884,721	$871,025
Net investment income	79,063	70,080	148,177	137,176
Net realized (losses) gains on investments	(611)	(12)	(210)	3,580
Amortization of deferred gain on disposal of businesses	8,702	10,752	17,444	21,610
Fees and other income	1,458	2,853	4,404	6,743

Total revenues	517,268	516,140	1,054,536	1,040,134

Benefits, losses and expenses
Policyholder benefits	332,619	330,217	692,460	685,495
Amortization of deferred acquisition costs and value of business acquired	21,156	20,279	39,122	35,229
Underwriting, general and administrative expenses	121,671	119,721	238,214	238,736

Total benefits, losses and expenses	475,446	470,217	969,796	959,460
Income before income taxes	41,822	45,923	84,740	80,674
Income taxes	12,388	15,506	27,671	27,544

Net income	$29,434	$30,417	$57,069	$53,130

See the accompanying notes to the consolidated financial statements.

Fortis Benefits Insurance Company
Consolidated Statements of Changes in Stockholder’s Equity
From December 31, 2004 to June 30, 2005 (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
	(in thousands)

Balance, December 31, 2004	$5,000	$516,570	$388,854	$172,675	$1,083,099
Dividends	—	—	(40,000)	—	(40,000)
Comprehensive income:
Net income	—	—	57,069	—	57,069
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	26,964	26,964
Foreign currency translation	—	—	—	(2,469)	(2,469)

Total other comprehensive income	—	—	—	—	24,495

Total comprehensive income	—	—	—	—	81,564

Balance, June 30, 2005	$5,000	$516,570	$405,923	$197,170	$1,124,663

See the accompanying notes to the consolidated financial statements.

Fortis Benefits Insurance Company
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended June 30, 2005 and 2004

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Net cash provided by operating activities	$107,830	$84,126

Investing activities
Sales of:
Fixed maturities available for sale	188,926	355,766
Equity securities available for sale	15,784	18,629
Other invested assets	5,165	4,581
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	118,993	88,413
Purchase of:
Fixed maturities available for sale	(383,771)	(445,440)
Equity securities available for sale	(28,428)	(55,769)
Other invested assets	(18,752)	(10,946)
Change in commercial mortgage loans on real estate	(7,969)	(60,716)
Change in short term investments	19,418	33,521
Change in collateral held under securities lending	(20,601)	39,631
Change in policy loans	54	—

Net cash (used in) investing activities	$(111,181)	$(32,330)

Financing activities
Dividends paid	(40,000)	(25,000)
Change in obligation under securities lending	20,601	(39,631)

Net cash (used in) provided by financing activities	(19,399)	(64,631)
Change in cash and cash equivalents	(22,750)	(12,835)
Cash and cash equivalents at beginning of period	43,362	29,176

Cash and cash equivalents at end of period	$20,612	$16,341

See the accompanying notes to the consolidated financial statements.

Fortis Benefits Insurance Company
Notes to the Consolidated Financial Statements
Six Months Ended June 30, 2005 and 2004 (Unaudited)
1.	Nature of Operations
Fortis Benefits Insurance Company (the “Company”) is a provider of life and health insurance products. The Company is an indirect wholly owned subsidiary of Assurant, Inc. (the “Parent”). Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.
The Company was redomesticated to Iowa from Minnesota in 2004. The Company distributes its products in all states except New York. The Company’s revenues are derived principally from group employee benefits products and from individual and group health and pre-need products. The Company offers insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies.
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
3.	Recently Adopted Accounting Pronouncements
In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154’’). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 but does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of FAS 154 will have a material effect on our consolidated financial position or results of operations.

4.	Retirement and Other Employee Benefits
The Company is an indirect wholly-owned subsidiary of Assurant, Inc., which sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. Assurant’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as Assurant may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $3,953 and $3,504 for the six months ended June 30, 2005 and 2004, respectively.
The Company participates in a contributory profit sharing plan, sponsored by Assurant, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $2,980 and $2,845 for the six months ended June 30, 2005 and 2004, respectively.
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
The Company’s Parent has been part of industry-wide investigations into certain loss mitigation products and finite risk insurance. The Parent has previously received subpoenas for information from the United States Securities and Exchange Commission and the United States Attorney for the Southern District of New York. A disclosure of these investigations is provided in the Parent’s Quarterly report on Form 10Q for the fiscal quarter ended June 30, 2005.

PART I
FINANCIAL INFORMATION
Item 2.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
(Dollar amounts in thousands except share data.)
               Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Fortis Benefits Insurance Company and its subsidiaries (collectively, FBIC or the Company) as of June 30, 2005, compared with December 31, 2004, and its results of operations for the three and six months ended June 30, 2005, compared with the equivalent 2004 period. This discussion should be read in conjunction with FBIC’s MD&A and annual audited financial statements as of December 31, 2004 filed with the Company’s Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2004 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.
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

               The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$428,656	$432,467	$884,721	$871,025
Net investment income	79,063	70,080	148,177	137,176
Net realized (losses) gains on investments	(611)	(12)	(210)	3,580
Amortization of deferred gains on disposal of businesses	8,702	10,752	17,444	21,610
Fees and other income	1,458	2,853	4,404	6,743

Total revenues	517,268	516,140	1,054,536	1,040,134

Benefits, losses and expenses:
Policyholder benefits	332,619	330,217	692,460	685,495
Selling, underwriting and general expenses(1)	142,827	140,000	277,336	273,965

Total benefits, losses and expenses	475,446	470,217	969,796	959,460

Income before income taxes	41,822	45,923	84,740	80,674
Income taxes	12,388	15,506	27,671	27,544

Net income	$29,434	$30,417	$57,069	$53,130

(1)          Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.
For The Three Months Ended June 30, 2005 Compared to The Three Months Ended June 30, 2004.
Net Income
               Net income decreased by $983, or 3%, to $29,434 for the three months ended June 30, 2005 from $30,417 for the three months ended June 30, 2004. The decrease in net income was due to an increase in policyholder benefits of $2,402, a decrease in net earned premiums and other considerations of $3,811, an increase in selling, underwriting and general expenses of $2,827, and a decrease in fees and other income of $1,395. Offsetting the above mentioned decreases was an increase in net investment income of $8,983.
Total Revenues
               Total revenues were essentially flat at $517,268 for the three months ended June 30, 2005 from $516,140 for the three months ended June 30, 2004. Net investment income increased by $8,983 primarily due to the liquidation of our limited partnership investment in a real estate joint venture which was accounted for under the equity method of accounting. Net earned premiums and other considerations decreased by $3,811 due to lower health premiums as a result of lower membership, partially offset by growth in disability business written through alternate distribution sources. Amortization of deferred gains on disposal of businesses also decreased by $2,050 consistent with the anticipated run-off of business ceded to The Hartford in 2001 and John Hancock in 2000. Fees and other income decreased by $1,395 due to a decline in the value of the Consumer Price Index Cap, a derivative instrument.

Total Expenses
               Total expenses increased by $5,229, or 1%, to $475,446 for the three months ended June 30, 2005 from $470,217 for the three months ended June 30, 2004. The increase in expenses was partially due to an increase in policyholder benefits of $2,402 driven by reduced disability claim closures due to death and an increase in business written through alternate distribution sources. Also contributing to the increase in expenses were higher selling, underwriting and general expenses of $2,827 driven by increased amortization of deferred acquisition costs due to higher deferred costs being amortized in the current year.
For The Six Months Ended June 30, 2005 Compared to The Six Months Ended June 30, 2004.
Net Income
               Net income increased by $3,939, or 7%, to $57,069 for the six months ended June 30, 2005 from $53,130 for the six months ended June 30, 2004. The increase in net income was largely due to an increase in net earned premiums and other considerations of $13,696 and higher net investment income of $11,001. Offsetting factors to the above include an increase in policyholder benefits of $6,965 and an increase in selling, underwriting and general expenses of $3,371. Other offsetting factors were a decrease in net realized gain on investments of $3,790, a decrease in amortization of deferred gains on disposal of businesses of $4,166, and a decrease in fees and other income of $2,339.
Total Revenues
               Total revenues increased by $14,402, or 1%, to $1,054,536 for the six months ended June 30, 2005 from $1,040,134 for the six months ended June 30, 2004. Net earned premiums and other considerations increased by $13,696 due primarily to growth in business written through alternate distribution sources, as well as increased sales in our group disability and group life products. Net investment income increased by $11,001 primarily due to the liquidation of our limited partnership investment in a real estate joint venture which is accounted for under the equity method of accounting. Amortization of deferred gains on disposal of businesses decreased by $4,166 consistently with the anticipated run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000. Fees and other income decreased $2,339 due to a decline in the value of the Consumer Price Index Cap, a derivative instrument.
Total Expenses
               Total expenses increased by $10,336, or 1%, to $969,796 for the six months ended June 30, 2005 from $959,460 for the six months ended June 30, 2004. The increase in expenses was due to an increase in policyholder benefits of $6,965 driven by reduced disability claim closures due to death and an increase in business written through alternate distribution sources. Selling, underwriting and general expenses increased by $3,371 driven by increased amortization of deferred acquisition costs due to higher deferred costs being amortized in the current year.
Item 3.   Quantitative And Qualitative Disclosures About Market Risk.
               Not required under the reduced disclosure format.
Item 4.   Controls And Procedures.
               Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

SIGNATURES
               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2005.

FORTIS BENEFITS INSURANCE COMPANY
By: /s/ P. Bruce Camacho
Name: P. Bruce Camacho
Title: President and Chief Executive Officer

By: /s/ Ranell M. Jacobson
Name: Ranell M. Jacobson
Title: Treasurer