Form 10-Q
period 2005-09-30
UNION SECURITY INSURANCE CO
filed 2005-11-14
CIK 823533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to
Commission file number 033-37576
UNION SECURITY INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

IOWA	81-0170040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

729 INSURANCE EXCHANGE BUILDING DES MOINES, IOWA	50309
(Address of Principal Executive Offices)	(Zip Code)
     Registrant’s telephone number, including area code: (651) 361-4000
FORTIS BENEFITS INSURANCE COMPANY
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 1, 2005, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
* Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Item 1. FINANCIAL STATEMENTS
Union Security Insurance Company
Consolidated Balance Sheets
At September 30, 2005 (Unaudited) and December 31, 2004

	September 30,	December 31,
	2005	2004
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost — $3,360,106 in 2005 and $3,298,900 in 2004)	$3,554,276	$3,543,790
Equity securities available for sale, at fair value (cost — $317,498 in 2005 and $295,021 in 2004)	321,406	305,448
Commercial mortgage loans on real estate at amortized cost	720,419	695,921
Policy loans	9,842	9,956
Short-term investments	41,479	47,989
Collateral held under securities lending	313,759	332,276
Other investments	54,571	49,020

Total investments	5,015,752	4,984,400
Cash and cash equivalents	23,947	43,362
Premiums and accounts receivable, net	90,335	78,669
Reinsurance recoverables	1,249,759	1,238,111
Due from affiliates	—	5,967
Accrued investment income	56,915	51,933
Deferred acquisition costs	124,608	116,060
Property and equipment, at cost less accumulated depreciation	1,170	1,507
Deferred income taxes, net	23,855	20,515
Goodwill	156,383	156,104
Value of business acquired	35,335	39,413
Other assets	35,065	38,708
Assets held in separate accounts	3,227,374	3,435,089

Total assets	$10,040,498	$10,209,838

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company
Consolidated Balance Sheets
At September 30, 2005 (Unaudited) and December 31, 2004

	September 30,	December 31,
	2005	2004
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$3,129,125	$3,028,030
Unearned premiums	43,721	46,228
Claims and benefits payable	1,931,139	1,884,608
Commissions payable	20,427	19,721
Reinsurance balances payable	4,474	6,727
Funds held under reinsurance	94	93
Deferred gain on disposal of businesses	180,074	206,182
Obligation under securities lending	313,759	332,276
Accounts payable and other liabilities	135,758	159,798
Tax payable	22,486	7,987
Liabilities related to separate accounts	3,227,374	3,435,089

Total liabilities	9,008,431	9,126,739

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	516,570	516,570
Retained earnings	375,219	388,854
Accumulated other comprehensive income	135,278	172,675

Total stockholder’s equity	1,032,067	1,083,099

Total liabilities and stockholder’s equity	$10,040,498	$10,209,838

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company
Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Net earned premiums and other considerations	$416,894	$426,506	$1,301,615	$1,297,531
Net investment income	73,694	67,804	221,871	204,980
Net realized gains on investments	822	516	612	4,096
Amortization of deferred gain on disposal of businesses	8,663	10,929	26,107	32,539
Fees and other income	3,588	1,937	7,992	8,681

Total revenues	503,661	507,692	1,558,197	1,547,827

Benefits, losses and expenses
Policyholder benefits	304,101	316,646	996,561	1,002,142
Amortization of deferred acquisition costs and value of business acquired	21,577	19,388	60,699	54,617
Underwriting, general and administrative expenses	117,823	124,485	356,037	363,220

Total benefits, losses and expenses	443,501	460,519	1,413,297	1,419,979
Income before income taxes	60,160	47,173	144,900	127,848
Income taxes	20,864	16,568	48,535	44,112

Net income	$39,296	$30,605	$96,365	$83,736

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company
Consolidated Statement of Changes in Stockholder’s Equity
From December 31, 2004 to September 30, 2005 (Unaudited)

				Accumulated Other
		Additional Paid-in		Comprehensive
	Common Stock	Capital	Retained Earnings	Income (Loss)	Total
	(in thousands)
Balance, December 31, 2004	$5,000	$516,570	$388,854	$172,675	$1,083,099
Dividends	—	—	(110,000)	—	(110,000)
Comprehensive income:
Net income	—	—	96,365	—	96,365
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	(37,211)	(37,211)
Foreign currency translation	—	—	—	(186)	(186)

Total other comprehensive income	—	—	—	—	(37,397)

Total comprehensive income	—	—	—	—	58,968

Balance, September 30, 2005	$5,000	$516,570	$375,219	$135,278	$1,032,067

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$190,271	$167,282

Investing activities
Sales of:
Fixed maturities available for sale	264,159	543,473
Equity securities available for sale	31,082	32,922
Other invested assets	13,694	7,930
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	172,210	132,266
Purchase of:
Fixed maturities available for sale	(493,739)	(684,598)
Equity securities available for sale	(51,027)	(87,902)
Other invested assets	(19,245)	(20,307)
Property and equipment	(5)	—
Change in commercial mortgage loans on real estate	(23,485)	(62,987)
Change in short term investments	6,509	8,598
Change in collateral held under securities lending	18,517	40,808
Change in policy loans	161	—

Net cash (used in) investing activities	$(81,169)	$(89,797)

Financing activities
Dividends paid	(110,000)	(50,000)
Change in obligation under securities lending	(18,517)	(40,808)

Net cash (used in) financing activities	(128,517)	(90,808)
Change in cash and cash equivalents	(19,415)	(13,323)
Cash and cash equivalents at beginning of period	43,362	29,176

Cash and cash equivalents at end of period	$23,947	$15,853

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company
Notes to the Consolidated Financial Statements
Nine Months Ended September 30, 2005 and 2004 (Unaudited)
1. Nature of Operations
Union Security Insurance Company (the “Company”), formerly known as Fortis Benefits Insurance Company, is a provider of life and health insurance products. The Company is an indirect wholly owned subsidiary of Assurant, Inc. (the “Parent”). Assurant, Inc. is traded on the New York Stock Exchange under the symbol AIZ.
The Company was redomesticated to Iowa from Minnesota in 2004. The Company distributes its products in all states except New York. The Company’s revenues are derived principally from group employee benefits products and from individual and group health and preneed products. The Company offers insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies.
Effective September 6, 2005, the Company changed its name from Fortis Benefits Insurance Company in conjunction with the Parent’s initial public offering on February 5, 2004.
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
4. Retirement and Other Employee Benefits
The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. Assurant’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as Assurant may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $5,917 and $5,239 for the nine months ended September 30, 2005 and 2004, respectively.
The Company participates in a contributory profit sharing plan, sponsored our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was approximately $4,219 and $4,183 for the nine months ended September 30, 2005 and 2004, respectively.
With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by the Parent. Health care benefits, either through the Parent’s retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993.
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
The Company’s Parent has been part of industry-wide investigations into certain loss mitigation products and finite risk insurance. The Parent has previously received subpoenas for information from the United States Securities and Exchange Commission and the United States Attorney for

the Southern District of New York. A disclosure of these investigations is provided in the Parent’s Quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2005.
6. Subsequent Event
On November 9, 2005, the Company signed an agreement with Forethought Life Insurance Company (“Forethought”) whereby the Company will discontinue writing new preneed insurance policies in the United States via independent funeral homes and independent funeral home chains. The Company distributes preneed products through two distribution channels: Independent — United States and Independent — Canada, which distribute through independent funeral homes and selected third party general agencies. As part of the agreement, the Company’s Independent — United States account executives will partner with Forethought to transition the Company’s future Independent — United States funeral home sales customers to Forethought’s preneed products. The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought. This agreement does not impact the Company’s Independent — Canada distribution channel. The Company has not completed its assessment of the effect this agreement may have on the Company’s consolidated financial position or results of operations or the remaining goodwill balance held by the Company at the time of this filing.

PART I
FINANCIAL INFORMATION
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
(Dollar amounts in thousands except share data.)
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Insurance Company and its subsidiaries (collectively, USIC or the Company) as of September 30, 2005, compared with December 31, 2004, and its results of operations for the three and nine months ended September 30, 2005, compared with the equivalent 2004 periods. This discussion should be read in conjunction with USIC’s MD&A and annual audited financial statements as of December 31, 2004 included in the Company’s Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2004 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.
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

     The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$416,894	$426,506	$1,301,615	$1,297,531
Net investment income	73,694	67,804	221,871	204,980
Net realized gains on investments	822	516	612	4,096
Amortization of deferred gains on disposal of businesses	8,663	10,929	26,107	32,539
Fees and other income	3,588	1,937	7,992	8,681

Total revenues	503,661	507,692	1,558,197	1,547,827

Benefits, losses and expenses:
Policyholder benefits	304,101	316,646	996,561	1,002,142
Selling, underwriting and general expenses(1)	139,400	143,873	416,736	417,837

Total benefits, losses and expenses	443,501	460,519	1,413,297	1,419,979

Income before income taxes	60,160	47,173	144,900	127,848
Income taxes	20,864	16,568	48,535	44,112

Net income	$39,296	$30,605	$96,365	$83,736

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.
For The Three Months Ended September 30, 2005 Compared to The Three Months Ended September 30, 2004.
Net Income
     Net income increased by $8,691, or 28%, to $39,296 for the three months ended September 30, 2005 from $30,605 for the three months ended September 30, 2004. The increase in net income was primarily due to an increase in net investment income of $5,890, a decrease in selling, underwriting, and general expenses of $4,473, and an increase in fees and other income of $1,651.
Total Revenues
     Total revenues decreased by $4,031, or 1%, to $503,661 for the three months ended September 30, 2005 from $507,692 for the three months ended September 30, 2004. Net earned premiums and other considerations decreased by $9,612 primarily due to a decline in health premiums in our small employer group health business driven by a decline in members, and a decline in sales in our dental business. These decreases were partially offset by growth in our disability business written through alternate distribution sources. Amortization of deferred gains on disposal of businesses decreased by $2,266 consistent with the anticipated run-off of business ceded to The Hartford in 2001 and John Hancock in 2000. Offsetting these decreases was an increase in net investment income of $5,890 due to an increase in invested assets and investment income of $2,560 recognized from a real estate partnership.

Total Benefits, Losses and Expenses
     Total benefits, losses and expenses decreased by $17,018, or 4%, to $443,501 for the three months ended September 30, 2005 from $460,519 for the three months ended September 30, 2004. The decrease was primarily due to a decrease in policyholder benefits of $12,545 driven by favorable group life mortality, and an overall decline in members and favorable claims experience in our small employer group health business. Also contributing to the decrease in expenses were lower selling, underwriting and general expenses of $4,473 primarily due to a decline in first year business in 2005 compared to 2004, resulting in decreased commission expense in our individual markets and small employer group health businesses, and our preneed life business.
For The Nine Months Ended September 30, 2005 Compared to The Nine Months Ended September 30, 2004.
Net Income
     Net income increased by $12,629, or 15%, to $96,365 for the nine months ended September 30, 2005 from $83,736 for the nine months ended September 30, 2004. The increase in net income was primarily due to higher net investment income of $16,891, a decrease in policyholder benefits of $5,581, and an increase in net earned premiums and other considerations of $4,084, partially offset by a decrease in amortization of deferred gains on disposal of businesses of $6,432.
Total Revenues
     Total revenues increased by $10,370, or 1%, to $1,558,197 for the nine months ended September 30, 2005 from $1,547,827 for the nine months ended September 30, 2004. Net earned premiums and other considerations increased by $4,084 primarily due to growth in disability business written through alternate distribution sources, including an increase of $13,625 for single premiums related to risk for closed blocks of business, as well as increased sales in our group disability products. These increases were partially offset by lower health premiums in our small employer group health business primarily due to a decline in members, and a decline in our preneed life policy sales. Net investment income increased by $16,891 due to an increase in average invested assets and investment income of $11,969 from real estate partnerships. Amortization of deferred gains on disposal of businesses decreased by $6,432 consistent with the anticipated run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000.
Total Benefits, Losses and Expenses
     Total benefits, losses and expenses decreased by $6,682 to $1,413,297 for the nine months ended September 30, 2005 from $1,419,979 for the nine months ended September 30, 2004. The decrease was primarily due to a decrease in policyholder benefits of $5,581 driven by favorable group life mortality, an overall decline in members and favorable claims experience in our small employer group health business, and lower dental and preneed life policy benefits due to a decline in sales.
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
     Not required under the reduced disclosure format.
Item 4. Controls And Procedures.
     Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

UNION SECURITY INSURANCE COMPANY
By:	/s/ P. Bruce Camacho
	Name:	P. Bruce Camacho
	Title:	President and Chief Executive Officer

By:	/s/ Ranell M. Jacobson
	Name:	Ranell M. Jacobson
	Title:	Treasurer