Form 10-K
period 2005-12-31
UNION SECURITY INSURANCE CO
filed 2006-03-13
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

As of March 1, 2006, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

PART I

Item 1. Business

Union Security Insurance Company, formerly Fortis Benefits Insurance Company, is a stock life insurance company formed in 1910 and organized under the laws of the State of Iowa. Since 1984, it has been an indirect wholly owned subsidiary of Assurant, Inc. (“Assurant”), which owns and operates companies that provide specialty insurance products and related services in North America and selected other markets. Assurant is traded on the New York Stock Exchange under the symbol AIZ.

Effective September 6, 2005, Union Security Insurance Company changed its name from Fortis Benefits Insurance Company in association with Assurant’s initial public offering on February 5, 2004.

In this report, references to the “Company,” “Union Security,” “we,” “us” or “our” refer to Union Security Insurance Company.

Assurant organizes and manages its specialized businesses through four operating business segments:

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

-Appliances

-Automobiles and recreational vehicles

-Consumer electronics

-Wireless devices

Assurant Health
Individual Health	• Preferred Provider Organizations (PPO)	• Independent agents • National accounts

	• Short-term medical insurance	• Associations and trusts
	• Student medical insurance	• Internet

Small Employer Group Health	• PPO	• Independent agents

Assurant Employee Benefits	Employer and employee-paid: • Group dental insurance • Group disability insurance	• Employee benefit advisors • Brokers • Disability RMS(1)

• Group term life insurance

Assurant Preneed	• Pre-funded funeral insurance	• Service Corporation International (SCI) • Canadian independent and Corporate funeral homes

(1)	Disability RMS refers to Disability Reinsurance Management Services, Inc., one of Assurant’s wholly owned subsidiaries that provides a turnkey facility to other insurers to write principally group disability insurance.

Union Security, which is licensed to sell life, health and annuity insurance in the District of Columbia and in all states except New York, writes insurance products that are marketed by each of Assurant’s business segments. We perform substantially all of the operations of Assurant Employee Benefits. We market, sell and administer directly the group disability, group life and certain of the group dental insurance products, and we manage other Assurant subsidiaries that provide the prepaid dental products. We also issue many of the pre-funded funeral life insurance policies that are marketed, sold and administered by Assurant Preneed, including in Canada where we are licensed as a life insurer. With respect to Assurant Health, we issue only small group health insurance policies that are sold through an independent agency. With respect to Assurant Solutions, we issue accidental death and dismemberment policies for which the segment performs the selling, marketing, and administration functions. Of our total gross revenues generated during 2005, approximately 69% were from the Assurant Employee Benefits segment, approximately 14% from the Assurant Health segment, approximately 13% from the Assurant Preneed segment, and approximately 4% from the Assurant Solutions segment.

As an indirect wholly owned subsidiary of Assurant, Union Security does not have any publicly issued equity or debt securities. We are, however, subject to certain filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have issued certain variable and market value adjusted insurance contracts, which are required to be registered with the Securities and Exchange Commission (the “SEC”) as securities. Effective April 1, 2001, Assurant exited this line of business and sold the business segment, then referred to as Fortis Financial Group, to The Hartford Financial Services Group, Inc. and certain of its subsidiaries (“The Hartford”). This sale was accomplished by means of reinsurance and modified coinsurance. As a result, The Hartford is contractually responsible for servicing the insurance contracts, including the payment of benefits, oversight of investment management, overall contract administration and funding of reserves. If The Hartford fails to fulfill its obligations, however, we will be obligated to perform the services and make the required payments and funding.

Union Security was redomesticated to Iowa from Minnesota in 2004.

As of December 31, 2005, we had approximately 2,500 employees.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at the SEC website at www.sec.gov. These documents are also available free of charge through our website at www.assurant.com.

Dollar amounts are presented in U.S. dollars and all amounts are in thousands, except number of shares.

Item 1A. Risk Factors

Union Security is subject to risks associated with our business. These risks include, among others:

•	Reliance on Relationships with Significant Clients, Distributors and Other Parties. If our significant clients, distributors and other parties with which we do business decline to renew or seek to terminate our relationships or contractual arrangements, our results of operations and financial condition could be materially adversely affected. We are also subject to the risk that these parties may face financial difficulties, reputational issues or problems with respect to their own products and services, which may lead to decreased sales of products and services.

•	Failure to Attract and Retain Sales Representatives or Develop and Maintain Distribution Sources. Our sales representatives interface with clients and third party distributors. Our inability to attract and retain our sales representatives or an interruption in, or changes to, our relationships with various third-party distributors could impair our ability to compete and market our insurance products and services and materially adversely affect our results of operations and financial condition. In addition, our ability to market our products and services depends on our ability to tailor our channels of distribution to comply with changes in the regulatory environment.

•	Effect of General Economic, Financial Market and Political Conditions. Our results of operations and financial condition may be materially adversely affected by general economic, financial market and political conditions, including:

•	insurance industry cycles;

•	levels of employment;

•	levels of inflation and movements of the financial markets;

•	fluctuations in interest rates;

•	monetary policy;

•	demographics; and

•	legislative and competitive factors.

•	Failure to Predict Accurately Benefits and Other Costs and Claims. We may be unable to predict accurately benefits, claims and other costs or to manage such costs through our loss limitation methods, which could have a material adverse effect on our results of operations and financial condition if claims substantially exceed our expectations.

•	Changes in Regulation. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future.

•	Reinsurer’s Failure to Fulfill Obligations. In 2001, the Company entered into a reinsurance agreement with The Hartford for the sale of its FFG division. Under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments. The Company would be responsible to administer this business in the event of a default by the reinsurer. In 2000, the Company divested its LTC operations to John Hancock through a reinsurance agreement. If John Hancock fails to fulfill its obligations, the Company would be obligated to make these payments.

•	Credit Risk of Some of Our Agents. We advance agents’ commissions as part of our pre-funded funeral insurance product offerings. These advances are a percentage of the total face amount of coverage as opposed to a percentage of the first-year premium paid, the formula that is more common in other life insurance markets. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. As a result of the sale of the independent United States pre-funded funeral business distribution, the Company will incur losses on chargebacks from agents who have been terminated who will be unable to repay their obligation.

For additional risks that relate to our business, we refer you to Assurant’s Annual Report on Form 10-K filed with the SEC and available on the SEC’s website at www.sec.gov or through Assurant’s website at www.assurant.com.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is in Kansas City, Missouri, where we lease office space in a building owned by Assurant. We also lease from an unrelated party office space in Birmingham, Alabama, which is used to house certain employees of our dental benefits division and office space in Atlanta, Georgia used to headquarter Assurant Preneed’s head office. In addition, we have regional claims and sales offices throughout the United States. We believe that our leased properties are adequate for our current business operations.

Item 3. Legal Proceedings

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

Item 4. Submission Of Matters To A Vote Of Security Holders

Not required under reduced disclosure format.

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our common stock. As of March 1, 2006, we had 1,000,000 shares of common stock outstanding, all of which are owned directly by Interfinancial Inc., a Georgia corporation that is a direct wholly owned subsidiary of Assurant, Inc. We paid $180 million, $75 million, and $0 in dividends to our stockholder in 2005, 2004 and 2003, respectively.

Item 6. Selected Financial Data

Not required under reduced disclosure format.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

The table below presents information regarding our consolidated results of operations:

	For the Year Ended December 31,
	2005	2004
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,710,645	$1,756,320
Net investment income	293,898	275,693
Net realized (loss) gain on investments	(1,651)	8,371
Amortization of deferred gains on disposal of businesses	33,098	43,299
Fees and other income	10,427	13,033

Total revenues	2,046,417	2,096,716

Benefits, losses and expenses:
Policyholder benefits	1,293,230	1,352,002
Selling, underwriting and general expenses(1)	568,433	565,311

Total benefits, losses and expenses	1,861,663	1,917,313

Income before income taxes	184,754	179,403
Income taxes	68,789	59,810

Net income	$115,965	$119,593

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.

Year Ended December 31, 2005 Compared to December 31, 2004

Net Income

Net income decreased by $3,628, or 3%, to $115,965 for the year ended December 31, 2005 from $119,593 for the year ended December 31, 2004. This decrease is primarily due to an additional tax liability in the fourth quarter in 2005, partially offset by lower policyholder benefits expense.

Total Revenues

Total revenues decreased by $50,299, or 2%, to $2,046,417 for the year ended December 31, 2005 from $2,096,716 for the year ended December 31, 2004. The primary driver of this decrease was lower net earned premiums and other considerations of $45,675 due to a decline in members and higher lapses in our small employer group health business, the sale of our independent United States pre-funded funeral business distribution and an overall decline in sales of life policies in our pre-funded funeral businesses, offset by an increase in premiums from our group dental business. The decrease in revenues was also due to a decrease in amortization of deferred gain on disposal of business of $10,201, which was consistent with the anticipated run-off of the business ceded to The Hartford in 2001 and John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial Corporation, in 2000. These decreases were partially offset by an increase in net investment income of $18,205 due to investment income from real estate partnerships and an increase in invested assets. Net realized losses on investments included other-than-temporary impairments on fixed maturity and equity securities of $266 and $131 for the years ended December 31, 2005 and 2004, respectively.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $55,650, or 3%, to $1,861,663 for the year ended December 31, 2005 from $1,917,313 for the year ended December 31, 2004. The decrease was primarily attributable to lower policyholder benefits of $58,772, driven by lower claim payments as well as favorable loss development in our small employer group health business, the sale of the Independent – United States distribution channel and lower reserve additions resulting from lower production in our pre-funded funeral business. Offsetting the decrease were higher selling, underwriting and general expenses of $3,122, driven by higher technology-related costs aimed at improving our customer services in our benefits business and severance and related costs of the sale of the Independent – United States distribution channel.

Income Taxes

Income taxes increased by $8,979, or 15%, to $68,789 for the year ended December 31, 2005 from $59,810 for the year ended December 31, 2004. The increase was primarily driven by additional tax accruals which were considered necessary based upon our best estimate of our future federal tax liability. This increase was partially offset by the release of previously reported tax accruals which were no longer considered necessary due to the resolution of IRS audits.

Disposition of business

Our results of operations were affected by the following significant disposition:

On November 9, 2005, the Company signed an agreement with Forethought whereby the Company agreed to discontinue writing new pre-funded insurance policies in the United States via independent funeral homes and non-SCI Corporate funeral home chains for a period of ten years. The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought. This agreement does not impact the Company’s independent Canadian or AMLIC distribution channels. The transaction will not have a material impact on the Company’s consolidated financial position or results of operations.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and our stockholder’s interests. We are exposed to potential loss from various market risks, in particular interest rate risk and credit risk, inflation risk and foreign exchange risk.

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

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2005, we held $3,488,415 of fixed maturity securities at fair market value and $758,966 of commercial mortgages at amortized cost for a combined total of 83% of total invested assets. As of December 31, 2004, we held $3,538,462 of fixed maturity securities at fair market value and $695,921 of commercial mortgages at amortized cost for a combined total of 85% of total invested assets.

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

For at least 50% of our $1,261,030 of reinsurance recoverables at December 31, 2005, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $819,735 and $354,288 as of December 31, 2005 relating to two large coinsurance arrangements with The Hartford and John Hancock Life Insurance Company (“John Hancock”), respectively, related to sales of businesses are secured by such mechanisms. If the value of the assets in these trusts decreases, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 18% of Assurant Preneed’s insurance policies with reserves of approximately $354 million as of December 31, 2005 have death benefits that are guaranteed to grow with the Consumer Price Index. In times of rapidly rising inflation the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing a contract with payments tied to the Consumer Price Index. See “— Derivatives.”

In addition, we have inflation risk in our individual and small employer group health insurance businesses to the extent that medical costs increase with inflation and we have not been able to increase premiums to keep pace with inflation.

Foreign Exchange Risk

We are exposed to some foreign exchange risk arising from our international operations mainly in Canada. Total invested assets denominated in currencies other than the U.S. dollar were less than 8% of our total invested assets at December 31, 2005.

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

We have purchased a contract to partially hedge the inflation risk exposure inherent in some of our pre-funded funeral insurance policies.

In 2003, we determined that the modified coinsurance agreement with The Hartford contained an embedded derivative. In accordance with the Financial Accounting Standards Board’s Derivatives Implementation Group Statement 133 Implementation Issue No. 36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“DIG B36”), we bifurcated the contract into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the balance sheet. Contemporaneous with adoption of DIG B36, we reclassified the invested assets related to this modified coinsurance agreement from fixed maturities available for sale to trading securities, included in other investments. The combination of the two aforementioned transactions has no net impact in the consolidated statements of operations for all periods presented.

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

Item 9A. Controls And Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B. Other Information.

None.

PART III

Item 10. Directors And Executive Officers Of The Registrant.

Not required under reduced disclosure format.

Item 11. Executive Compensation.

Not required under reduced disclosure format.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

Not required under reduced disclosure format.

Item 13. Certain Relationships And Related Transactions.

Not required under reduced disclosure format.

Item 14. Principal Accounting Fees And Services.

PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2005. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by Assurant’s Audit Committee, in its capacity as a committee of Assurant’s Board of Directors, during the fiscal years ended December 31, 2005 and 2004.

	Fiscal Year Ended December 31, 2005		Fiscal Year Ended December 31, 2004
Description of Fees (in thousands)	Amount	Percentage	Amount	Percentage
Audit Fees	$1,914	100%	$414	100%
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

Assurant’s Board of Directors adopted written procedures for pre-approval of services by the independent auditors, including procedures relating to the Board’s power to:

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements of Union Security Insurance Company, incorporated by reference into Item 8, are attached hereto:

(a)2. Financial Statement Schedules

The following consolidated financial statement schedules of Union Security Insurance Company are attached hereto:

All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or the notes thereto.

(a)3. Exhibits

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

3.1	Articles of Incorporation of Fortis Benefits Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No. 33-03919).

3.2	By-laws of Fortis Benefits Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No. 33-03919).

3.3	Amendments to Articles of Incorporation and By-laws of Fortis Benefits Insurance Company dated November 21, 1991 (incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

3.4	Amendment to By-laws of Fortis Benefits Insurance Company dated May 1, 1999 (incorporated by reference from Exhibit 3(d) to the Registrant’s Form 10-K filed on March 30, 2001, File No. 33-63799).

3.5	Restated Articles of Incorporation of Fortis Benefits Insurance Company dated September 29, 2004 (incorporated by reference from Exhibit 3.1 to Registrant’s Form 10-Q filed November 12, 2004, File No. 33-37576).

3.6	Restated By-laws of Fortis Benefits Insurance Company dated September 30, 2004 (incorporated by reference from Exhibit 3.6 to Registrant’s Form 10-K, originally filed March 31, 2005).

3.7	Amendment To The Restated Bylaws of Fortis Benefits Insurance Company effective September 6, 2005.

4.1	Form of Annuity Contract (incorporated by reference from Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-4 and Variable Account D filed on April 28, 1998, File No. 33-37577).

4.2	Form of Certificate to be used in connection with Form of Combination Fixed and Variable Group Annuity Contract filed as Exhibit 4.1 to this report (incorporated by reference from Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.3	Form of Application to be used in connection with Form of Contract filed as Exhibit 4.1 to this report (incorporated by reference from Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-4 and Variable Account D filed on April 19, 2002, File No. 33-37577).

10.1	Assurant 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.2	Amendment No. 1 To The Assurant, Inc. 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to Assurant, Inc.’s Form 10-Q, originally filed on November 14, 2005).

10.3	Form of CEO/Director Delegated Authority Restricted Stock Agreement under the Assurant, Inc. 2004 Long Term Incentive Plan (incorporated by reference from Exhibit 10.4 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.4	Supplemental Executive Retirement Plan, as amended (incorporated by reference from Exhibit 10.4 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.5	Amendment No. 2 To the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.3 to Assurant, Inc.’s Form 10-Q, originally filed on November 12, 2004).

10.6	Executive Pension and 401(k) Plan (incorporated by reference from Exhibit 10.5 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.7	Amendment No. 1 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Assurant, Inc.’s Form 10-Q, originally filed on November 12, 2004).

10.8	Amendment No. 2 To the Executive Pension and 401K Plan (incorporated by reference from Exhibit 10.2 to Assurant, Inc.’s Form 10-Q, originally filed on November 14, 2005).

10.9	Amendment No. 3 To the Executive Pension and 401K Plan, effective December 15, 2005 (incorporated by reference from Exhibit 10.10 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.10	Assurant Directors Compensation Plan (incorporated by reference from Exhibit 10.12 to Assurant, Inc.’s Registration Statement on Form S-1/A (File No. 333-109984) and amendments thereto, originally filed on January 13, 2004).

10.11	Assurant, Inc. Amended and Restated Directors Compensation Plan (incorporated by reference from Exhibit 10.1 to Assurant, Inc.’s Form 10-Q, originally filed on August 22, 2005).

10.12	Form of Directors Stock Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.23 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.13	Form of Directors Stock Appreciation Rights Agreement under the Directors Compensation Plan (incorporated by reference from Exhibit 10.24 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.14	Assurant Executive Management Incentive Plan (incorporated by reference from Exhibit 10.16 to Assurant, Inc.’s Registration Statement on Form S-1 (File No. 333-109984) and amendments thereto, originally filed on October 24, 2003).

10.15	Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Assurant, Inc.’s Form 8-K, originally filed on April 13, 2005).

10.16	Form of Restricted Stock Agreement under Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.27 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.17	Form of Stock Appreciation Rights Agreement under the Assurant Long Term Incentive Plan (incorporated by reference from Exhibit 10.28 to Assurant, Inc.’s Form 10-K, originally filed on March 10, 2006).

10.18	Assurant Deferred Compensation Plan (incorporated by reference from Exhibit 10.17 to Assurant, Inc.’s Form 10-K filed March 31, 2005).

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2006.

UNION SECURITY INSURANCE COMPANY

By:	/s/ P. Bruce Camacho
Name:	P. Bruce Camacho
Title:	President and Chief
Executive Officer

By:	/s/ Ranell Jacobson
Name:	Ranell Jacobson
Title:	Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 10, 2006.

Signature	Title

*	Chairman of the Board
J. Kerry Clayton

/s/ P. Bruce Camacho P. Bruce Camacho	President and Chief Executive Officer (Principal Executive Officer)

/s/ Ranell Jacobson Ranell Jacobson	Treasurer (Principal Financial Officer)

*	Director
Alan W. Feagin

*	Director
Michael J. Peninger

*	Director
Lesley G. Silvester

*	Director
Robert B. Pollock

*By:	/s/ Raj B. Dave
Raj B. Dave
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Union Security Insurance Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Union Security Insurance Company and its subsidiaries (the Company), an indirect wholly owned subsidiary of Assurant, Inc. at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 10, 2006

Minneapolis, Minnesota

Union Security Insurance Company

Consolidated Balance Sheets

At December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $3,316,091 in 2005 and $3,293,918 in 2004)	$3,488,415	$3,538,462
Equity securities available for sale, at fair value (cost - $317,341 in 2005 and $300,000 in 2004)	318,120	310,776
Commercial mortgage loans on real estate at amortized cost	758,966	695,921
Policy loans	9,773	9,956
Short-term investments	79,916	47,989
Collateral held under securities lending	384,141	332,276
Other investments	61,024	49,020

Total investments	5,100,355	4,984,400
Cash and cash equivalents	19,032	43,362
Premiums and accounts receivable, net	88,566	78,669
Reinsurance recoverables	1,261,030	1,238,111
Due from affiliates	—	5,967
Accrued investment income	51,352	51,933
Deferred acquisition costs	123,222	116,060
Property and equipment, at cost less accumulated depreciation	1,069	1,507
Deferred income taxes, net	25,425	20,515
Goodwill	164,604	156,104
Value of business acquired	33,965	39,413
Other assets	41,962	38,708
Assets held in separate accounts	3,200,233	3,435,089

Total assets	$10,110,815	$10,209,838

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Balance Sheets

At December 31, 2005 and 2004

	December 31, 2005	December 31, 2004
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$3,154,577	$3,028,030
Unearned premiums	39,967	46,228
Claims and benefits payable	1,936,610	1,884,608
Commissions payable	22,995	19,721
Reinsurance balances payable	10,529	6,727
Funds held under reinsurance	96	93
Deferred gain on disposal of businesses	173,084	206,182
Obligation under securities lending	384,141	332,276
Accounts payable and other liabilities	174,646	159,798
Due to affiliates	5,875	—
Tax payable	6,720	7,987
Liabilities related to separate accounts	3,200,233	3,435,089

Total liabilities	9,109,473	9,126,739

Commitments and contingencies (Note 15)	$—	$—

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	542,169	516,570
Retained earnings	334,644	388,854
Accumulated other comprehensive income	119,529	172,675

Total stockholder’s equity	1,001,342	1,083,099

Total liabilities and stockholder’s equity	$10,110,815	$10,209,838

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
		(in thousands)
Revenues
Net earned premiums and other considerations	$1,710,645	$1,756,320	$1,705,681
Net investment income	293,898	275,693	259,804
Net realized (loss) gain on investments	(1,651)	8,371	3,909
Amortization of deferred gain on disposal of businesses	33,098	43,299	51,846
Fees and other income	10,427	13,033	15,099

Total revenues	2,046,417	2,096,716	2,036,339

Benefits, losses and expenses
Policyholder benefits	1,293,230	1,352,002	1,284,723
Amortization of deferred acquisition costs and value of business acquired	78,258	75,011	61,657
Underwriting, general and administrative expenses	490,175	490,300	493,217

Total benefits, losses and expenses	1,861,663	1,917,313	1,839,597

Income before income taxes	184,754	179,403	196,742
Income taxes	68,789	59,810	66,613

Net income	$115,965	$119,593	$130,129

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2005, 2004 and 2003

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, January 1, 2003	$5,000	$516,570	$211,459	$101,197	$834,226
Other	—	—	1,022	—	1,022
Comprehensive income:
Net income	—	—	130,129	—	130,129
Net change in unrealized gains on securities	—	—	—	50,016	50,016
Foreign currency translation	—	—	—	5,189	5,189

Total comprehensive income					185,334

Balance, December 31, 2003	5,000	516,570	342,610	156,402	1,020,582
Dividends on common stock	—	—	(75,000)	—	(75,000)
Other	—	—	1,674	—	1,674
Comprehensive income (loss):
Net income	—	—	119,593	—	119,593
Net change in unrealized gains on securities	—	—		13,489	13,489
Foreign currency translation	—	—	(23)	2,784	2,761

Total comprehensive income					135,843

Balance, December 31, 2004	5,000	516,570	388,854	172,675	1,083,099
Dental mergers (see Note 2)	—	25,599	9,825	34	35,458
Dividends on common stock	—	—	(180,000)	—	(180,000)
Comprehensive income (loss):
Net income	—	—	115,965	—	115,965
Net change in unrealized gains on securities	—	—	—	(53,480)	(53,480)
Foreign currency translation	—	—	—	300	300

Total comprehensive income					62,785

Balance, December 31, 2005	$5,000	$542,169	$334,644	$119,529	$1,001,342

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Operating activities
Net income	$115,965	$119,593	$130,129
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(22,919)	(27,812)	(59,107)
Change in premiums and accounts receivable	2,376	(19,078)	865
Depreciation and amortization	476	1,033	1,125
Change in deferred acquisition costs and value of businesses acquired	(174)	(3,095)	(9,031)
Change in accrued investment income	655	(2,017)	(3,828)
Change in insurance policy reserves and expenses	160,003	211,093	222,012
Change in accounts payable and other liabilities	14,337	14,761	(36,088)
Change in commissions payable	2,979	3,636	(11,427)
Change in reinsurance balances payable	3,802	1,589	4,510
Change in funds held under reinsurance	3	(7)	16
Amortization of deferred gain on disposal of businesses	(33,098)	(43,299)	(51,846)
Change in income taxes	22,332	11,413	72,719
Net realized losses (gains) on investments	1,651	(8,371)	(3,909)
Other	8,863	4,372	393

Net cash provided by operating activities	277,251	263,811	256,533

Investing activities
Sales of:
Fixed maturities available for sale	503,058	578,134	555,876
Equity securities available for sale	56,775	44,282	63,615
Other invested assets	15,636	25,522	24,766
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	253,702	175,979	307,150
Purchase of:
Fixed maturities available for sale	(771,516)	(840,340)	(1,152,602)
Equity securities available for sale	(74,297)	(103,020)	(183,031)
Property and equipment	(22)	—	—
Other invested assets	(27,640)	(19,780)	(14,179)
Change in commercial mortgage loans on real estate	(62,152)	(59,273)	(52,475)
Change in short-term investments	(15,350)	23,068	174,167
Change in collateral held under securities lending	(51,865)	(47,622)	72,350
Change in policy loans	225	803	(219)

Net cash used in investing activities	$(173,446)	$(222,247)	$(204,582)

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Financing activities
Dividends paid	$(180,000)	$(75,000)	$—
Change in obligation under securities lending	51,865	47,622	(72,350)

Net cash used in financing activities	(128,135)	(27,378)	(72,350)
Change in cash and cash equivalents	(24,330)	14,186	(20,399)
Cash and cash equivalents at beginning of period	43,362	29,176	49,575

Cash and cash equivalents at end of period	$19,032	$43,362	$29,176

Supplemental information:
Income taxes paid (net of refunds)	$45,964	$48,447	$7,760

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Supplemental schedule of non-cash investing activities:
Non-cash activities:
Foreign currency translation	$300	$2,784	$5,189

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

1. Nature of Operations

Union Security Insurance Company (the “Company”), formerly known as Fortis Benefits Insurance Company, is a provider of life and health insurance products. The Company is an indirect wholly owned subsidiary of Assurant, Inc. (the “Parent”). Assurant, Inc.’s common stock is traded on the New York Stock Exchange under the symbol AIZ.

The Company was redomesticated to Iowa from Minnesota in 2004. The Company distributes its products in all states except New York. The Company’s revenues are derived principally from group employee benefits products and from individual and group health and pre-funded funeral products. The Company offers insurance products, including life insurance policies, annuity contracts, and group life, accident and health insurance policies.

Effective September 6, 2005, the Company changed its name from Fortis Benefits Insurance Company in association with the Parent’s initial public offering on February 5, 2004.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Dollar amounts are presented in U.S. dollars and all amounts are in thousands except for number of shares and per share amounts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

Effective November 1, 2005, eight dental companies, indirectly wholly owned subsidiaries of the Parent (the “Dental Companies”), were merged into the operations of the Company. The Dental Companies included:

•	Denticare, Inc. (Florida)

•	Denticare, Inc. (Kentucky)

•	Fortis Benefits DentalCare of Wisconsin, Inc.

•	United Dental Care Insurance Company

•	United Dental Care of Nebraska, Inc.

•	United Dental Care of Pennsylvania, Inc.

•	Denticare of Oklahoma, Inc.

•	UDC Life and Health Insurance Company

All the Dental Companies engaged in the business of marketing prepaid dental care.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

The assets, liabilities, and operations of the Dental Companies for the year ended December 31, 2005 are included in the consolidated financial statements of the Company. Assets and liabilities were included at the current book value of the Dental Companies as of January 1, 2005.

The Dental Companies had a combined net income of $3,358 and $3,830 for the years ended December 31, 2004 and 2003, respectively. These amounts are not included in the consolidated statements of operations of the Company for those periods. The Dental Companies had combined total assets of $42,207 as of December 31, 2004. This amount is not included in the 2004 consolidated balance sheet of the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The most significant items on the Company’s balance sheet affected by the use of estimates are investments, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes, goodwill, valuation of business acquired (“VOBA”), future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates reported. The Company believes the amounts reported are reasonable and adequate.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income, which includes foreign currency translation and unrealized gains and losses on securities classified as available for sale, less deferred income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Revenue Recognition

The Company recognizes and reports revenue when realized or realizable and earned. Revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Foreign Currency Translation

For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign exchange gains (losses) net of income taxes have been reflected in stockholder’s equity under the caption “accumulated other comprehensive income.”

Investments

Fixed maturities and equity securities are classified as available for sale and reported at fair value. If the fair value is higher than the amortized cost for debt securities or the purchase cost for equity securities, the excess is an unrealized gain; and if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes are included in accumulated other comprehensive income.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include all investment cash and short maturity investments. These amounts are reported at cost, which approximates fair value.

Collateral held under securities lending and the obligation under securities lending are reported at cost, which approximates fair value.

Other investments consist primarily of investments in joint ventures, partnerships, and invested assets associated with a modified coinsurance arrangement. The joint ventures and partnerships are valued according to the equity method of accounting. The invested assets related to a modified coinsurance arrangements are classified as trading securities and are reported at fair value.

The Company monitors its investment portfolio to identify investments that may be other than temporarily impaired. Changes in individual security values are monitored in order to identify potential credit problems. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at monthly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reported as a realized loss in that period. Assessment factors include, but are not limited to, the financial condition and rating of the issuer, any collateral held and the length of time the market value of the security has been below cost. Realized gains and losses on sales of investments and declines in value judged to be other-than-temporary are recognized on the specific identification basis.

Investment income is reported as earned net of investment expenses.

The Company anticipates prepayments of principal in the calculation of the effective yield for mortgage-backed securities and structured securities. The majority of the Company’s mortgage-backed securities and structured securities are of high credit quality. The retrospective method is used to adjust the effective yield.

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

Receivables

The Company reports a receivable when revenue has been recognized and reported but not collected. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability to collect payments.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions.

Reinsurance balances payable are reported for reinsurance assumed based upon ceding entities’ estimations.

Funds held under reinsurance represent amounts contractually held from assuming companies in accordance with reinsurance agreements.

Reinsurance premiums assumed are calculated based upon payments received from ceding companies together with accrual estimates, which are based on both payments received and in force policy information received from ceding companies. Any subsequent differences arising on such estimates are recorded in the period in which they are determined.

Income Taxes

The Company reports its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of Assurant. Income tax expense or credit is allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a tax allocation agreement.

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

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, and certain direct marketing expenses.

Loss recognition testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Long Duration Contracts

Acquisition costs for pre-funded funeral life insurance policies and life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

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

Acquisition costs relating to worksite group disability consist primarily of first year commissions to brokers and one time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

Acquisition costs on the Fortis Financial Group (“FFG”) and Long-Term Care (“LTC”) disposed businesses were written off when the businesses were sold.

Short Duration Contracts

Acquisition costs relating to monthly pay credit insurance business consist mainly of direct marketing costs and are deferred and amortized over the estimated average terms and balances of the underlying contracts.

Acquisition costs relating to group term life, group disability and group dental consist primarily of new business underwriting, field sales support, commissions to agents and brokers, and compensation to sales representatives. These acquisition costs are front-end loaded; thus they are deferred and amortized over the estimated terms of the underlying contracts.

Acquisition costs on small group medical consist primarily of commissions to agents and brokers and compensation to representatives. These contracts are considered short duration because the terms of the contract are not fixed at issue and they are not guaranteed renewable. As a result, these costs are not deferred but rather they are recorded in the consolidated statement of operations in the period in which they are incurred.

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over estimated useful lives with a maximum of 39.5 years for buildings, a maximum of 7 years for furniture and a maximum of 5 years for equipment. Expenditures for maintenance and repairs are charged to income and reported as incurred. Expenditures for improvements are capitalized and depreciated over the remaining useful life of the asset.

Goodwill

Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount,

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write down is recorded. The fair value is based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates.

The Company is required to test goodwill on at least an annual basis. The Company performed a January 1, 2005 impairment test during the first quarter and concluded that goodwill is not impaired. Effective September 30, 2005, the Company changed the date of its annual goodwill impairment test to the fourth quarter based on actual data through October 1st. The Company determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle and provide more timely analysis on the recoverability of goodwill. The Company’s fourth quarter 2005 impairment test also concluded that goodwill is not impaired at December 31, 2005.

Value of Businesses Acquired

VOBA is the identifiable intangible asset representing the value of the insurance businesses acquired. The amount is determined using best estimates for mortality, lapse, maintenance expenses and investment returns at date of purchase. The amount determined represents the purchase price paid to the seller for producing the business. Similar to the amortization of DAC, the amortization of VOBA is over the premium payment period for traditional life insurance policies and a small block of limited payment policies. For the remaining limited payment policies, pre-funded funeral life insurance policies, all universal life policies and annuities, the amortization of VOBA is over the expected lifetime of the policies.

VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Reserves

Reserves are established according to GAAP, using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions to arrive at loss development factors. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal claims processing charges. The process used in computing reserves cannot be exact since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liabilities and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

Reserves do not represent an exact calculation of exposure, but instead represent our best estimates, generally involving actuarial projections at a given time, of what we expect the ultimate settlement and administration of a claim or group of claims will cost based on our assessment of facts and circumstances then known. The adequacy of reserves will be impacted by future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both external and internal events, such as: changes in the economic cycle, changes in the social perception of the value of work, emerging medical perceptions regarding physiological or psychological causes of disability, emerging health issues and new methods of treatment or accommodation, inflation, judicial trends, legislative changes and claims handling procedures.

Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations of the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made.

Long Duration Contracts

Future policy benefits and expense reserves on LTC, life insurance policies and annuity contracts that are no longer offered and the traditional life insurance contracts within FFG are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

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

Future policy benefits and expense reserves for pre-funded funeral life insurance contracts are reported at the present value of future benefits to policyholders and related expenses less the present value

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provision for possible unfavorable deviation. An unearned revenue reserve is also recorded for these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

For worksite group disability, the case reserves and IBNR are recorded at an amount equal to the net present value of the expected future claims payments. Worksite group disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio, with adjustment for investment expenses and provisions for adverse deviation.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are revised.

Short Duration Contracts

For short duration contracts, claims and benefits payable reserves are reported when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

For group disability, the case reserves and the IBNR are reported at an amount equal to the net present value of the expected claims future payments. Group long term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio, with adjustments for investment expenses and provisions for adverse deviation. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policies.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as estimates are revised.

Deferred Gain on Disposal of Businesses

The Company reports deferred gain on disposal of businesses for disposals utilizing reinsurance. On March 1, 2000, the Company sold its LTC business using a coinsurance contract. On April 2, 2001, the Company sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability and decreased as it is recognized and reported as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts being sold are pre-funded funeral life insurance, investment type annuities and worksite group disability insurance. The pre-funded funeral life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined peridically at the discretion of management. For pre-funded funeral life insurance policies, revenues are recognized and reported when due from policyholders. For pre-funded funeral investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized when earned on worksite disability group disability policies.

For traditional life insurance contracts previously sold by the Preneed segment but no longer offered, revenue is recognized and reported when due from policyholders.

Premiums for LTC insurance and traditional life insurance contracts within FFG are recognized and reported as revenue when due from the policyholder. For universal life insurance and investment-type annuity contracts within FFG, revenues consist of charges assessed against policy balances. For the FFG and LTC businesses previously sold, all revenue is ceded.

Short Duration Contracts

The Company’s short duration contracts are those on which the Company recognizes and reports revenue on a pro-rata basis over the contract term. The Company’s short duration contracts primarily include group term life, group disability, medical, dental, and credit life and disability.

Fee Income

The Company primarily derives income from fees received from providing administrative services. Fee income is recognized and reported when services are performed.

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of DAC and VOBA, salaries and personnel benefits and other general operating expenses. These expenses are reported as incurred.

Business Combinations

All business combinations initiated after June 30, 2001 are accounted for under the purchase method of accounting.

Leases

The Company reports expenses for operating leases on a straight-line basis over the lease term.

Contingencies

The Company follows SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). This requires the Company to evaluate each contingent matter separately. A loss is reported if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company reports an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition. Under FAS 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented for all unvested stock options beginning with the first period presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. In April 2005, the Securities and Exchange Commission approved a new rule for public companies which delays the effective date of FAS 123R. Under the new rule, public companies are required to adopt FAS 123R in the first annual period after June 15, 2005, and, therefore, the Company is required to adopt FAS 123R by the first quarter of 2006. Except for this deferral of the effective date, the guidance in FAS 123R is unchanged. The Company does not expect the adoption of FAS 123R to have a material impact on the Company’s financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 but does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of FAS 154 will have a material effect on our consolidated financial position or results of operations.

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of SOP 05-1 and the potential impact on the Company’s financial statements.

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s financial statements.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

3. Investments

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2005 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$412,466	$7,844	$(3,442)	$416,868
States, municipalities and political subdivisions	31,302	2,144	(25)	33,421
Foreign governments	211,743	18,018	(182)	229,579
Public utilities	458,182	26,545	(2,976)	481,751
All other corporate bonds	2,202,398	135,393	(10,995)	2,326,796

Total fixed maturities	$3,316,091	$189,944	$(17,620)	$3,488,415

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	317,341	5,053	(4,274)	318,120

Total equity securities	$317,341	$5,053	$(4,274)	$318,120

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2004 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$397,679	$12,531	$(1,200)	$409,010
States, municipalities and political subdivisions	21,442	1,432	(1)	22,873
Foreign governments	181,537	11,967	(8)	193,496
Public utilities	453,889	38,756	(291)	492,354
All other corporate bonds	2,239,371	184,268	(2,910)	2,420,729

Total fixed maturities	$3,293,918	$248,954	$(4,410)	$3,538,462

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	$300,000	$11,337	$(561)	$310,776

Total equity securities	$300,000	$11,337	$(561)	$310,776

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

The amortized cost and fair value of fixed maturities at December 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$37,673	$38,085
Due after one year through five years	350,573	362,466
Due after five years through ten years	1,004,035	1,030,290
Due after ten years	1,529,687	1,665,011

Total	2,921,968	3,095,852
Mortgage and asset backed securities	394,123	392,563

Total	$3,316,091	$3,488,415

Proceeds from sales of available for sale securities were $559,833, $622,416, and $619,491 during 2005, 2004 and 2003, respectively. Gross gains of $13,824, $16,151 and $20,677 and gross losses of $15,399, $6,870 and $7,742 were realized on sales of fixed maturities and equity securities in 2005, 2004 and 2003, respectively.

Major categories of net investment income were as follows:

	Years Ended December 31,
	2005	2004	2003
Fixed maturities	$208,916	$203,862	$193,384
Equity securities	21,012	19,622	13,921
Commercial mortgage loans on real estate	54,563	55,329	49,940
Policy loans	555	574	588
Short-term investments	2,032	714	1,363
Other investments	15,704	5,149	8,884
Cash and cash equivalents	606	264	198
Investment expenses	(9,490)	(9,821)	(8,474)

Net investment income	$293,898	$275,693	$259,804

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

The net realized gains (losses) recorded in income for 2005, 2004 and 2003 are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
Fixed maturities	$(373)	$8,711	$4,816
Equity securities	(1,468)	439	71

Total marketable securities	(1,841)	9,150	4,887
Real estate	—	(130)	—
Other	190	(649)	(978)

Total	$(1,651)	$8,371	$3,909

The Company recorded $266, $131 and $8,048 of pre-tax realized losses in 2005, 2004 and 2003, respectively, associated with other-than-temporary declines in value of available for sale securities.

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2005 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$164,501	$(2,095)	$37,690	$(1,347)	$202,191	$(3,442)
States, municipalities and political subdivisions	—	—	1,036	(25)	1,036	(25)
Foreign governments	7,953	(165)	464	(17)	8,417	(182)
Public utilities	84,348	(2,577)	12,454	(399)	96,802	(2,976)
All other corporate bonds	467,852	(9,247)	35,217	(1,748)	503,069	(10,995)

Total fixed maturities	$724,654	$(14,084)	$86,861	$(3,536)	$811,515	$(17,620)

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	134,790	(2,979)	24,213	(1,295)	159,003	(4,274)

Total equity securities	$134,790	$(2,979)	$24,213	$(1,295)	$159,003	$(4,274)

The total unrealized loss represents less than 2.3% of the aggregate fair value of the related securities. Approximately 78% of these securities in an unrealized loss position have been in a continuous loss position for less than twelve months. The total unrealized losses on securities that were in a continuous unrealized loss position for longer than six months but less than 12 months were approximately $4,224, with no security with a book value greater than $1,000 having a market value below 86% of book value.

As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other than temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of December 31, 2005. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the securities in an unrealized loss status are not impaired and intends to hold them until recovery.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2005, approximately 41% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York and Pennsylvania. Although the Company has a diversified loan portfolio, an economic down-turn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $21 to $13,953 at December 31, 2005. The mortgage loan balance is net of an allowance for losses of $12,831 and $12,820 at December 31, 2005 and 2004, respectively.

The Company had fixed maturities carried at $336,541 and $293,587 at December 31, 2005 and 2004, respectively, on deposit with various governmental authorities as required by law.

Security Lending

The Company engages in transactions in which fixed maturities, especially bonds issued by the United States Government, agencies, and U.S. Corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash held by a custodian bank for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral. At December 31, 2005 and 2004, securities with a fair value of $370,272 and $319,227, respectively, were on loan to select brokers and are included in the Company’s available for sale investments. At December 31, 2005 and 2004, collateral with a fair value of $384,141 and $332,276, respectively, is included in the Company’s assets with offsetting liabilities.

4. Income Taxes

The Company and its subsidiaries are subject to U.S. tax and are part of a U.S. consolidated federal income tax return with their parent, Assurant, Inc. Information about the Company’s current and deferred tax expense are as follows:

	Years Ended December 31,
	2005	2004	2003
Current expense:
Federal	$43,757	$35,219	$20,400
Foreign	788	494	2,821

Total current expense	44,545	35,713	23,221

Deferred expense (benefit):
Federal	24,968	24,712	43,914
Foreign	(724)	(615)	(522)

Total deferred expense	24,244	24,097	43,392

Total income tax expense	$68,789	$59,810	$66,613

International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2005	2004	2003
Federal income tax rate	35.0%	35.0%	35.0%

Reconciling items:
Dividends received deduction	(2.9)	(2.7)	(1.5)
Permanent nondeductible expenses	0.2	0.2	0.4
Adjustment for deferred liabilities	—	(0.5)	(0.9)
Change in reserve for prior year taxes	4.8	1.7	—
Goodwill	0.1	—	0.5
Other	—	(0.4)	0.4

Effective income tax rate:	37.2%	33.3%	33.9%

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Policyholder and separate account reserves	$21,485	$29,653
Accrued liabilities	3,837	7,022
Investment adjustments	3,850	2,130
Deferred acquisition costs	10,858	17,014
Deferred gains on reinsurance	60,579	73,685

Gross deferred tax assets	100,609	129,504

Deferred tax liabilities:
Unrealized gains on fixed maturities and equities	60,587	90,245
Other liabilities	14,597	18,744

Gross deferred tax liabilities	75,184	108,989

Net deferred income tax asset	$25,425	$20,515

Under pre-1984 life insurance company income tax laws, a portion of a life insurance company’s “gain from operations” was not subject to current income taxation but was accumulated, for tax purposes, in a memorandum account designated as “policyholders’ surplus account.” Amounts in this account only become taxable upon the occurrence of certain events. The American Jobs Creation Act of 2004 provided a two year window by which companies should distribute amounts from their Policyholder Surplus Accounts (PSA) tax free. The company has made dividends in excess of $12,145 which has reduced the PSA balance to $0. In accordance with the JOBs Act, there will be no federal income tax on these amounts.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

At December 31, 2005, the Company and its subsidiaries had capital loss carryforwards for U.S. federal income tax purposes. Capital loss carryforwards related to other assets which are netted against the other liabilites in the table above total $12,508 and will all expire in 2007 if unused.

5. Stockholder’s Equity

The Board of Directors of the Company has authorized 1,000,000 shares of common stock with a par value of $5 per share. All the shares are issued and outstanding as of December 31, 2005 and 2004. All the outstanding shares at December 31, 2005 are owned by Assurant, Inc. (see Note 1). The Company paid dividends of $180,000, $75,000 and $0 at December 31, 2005, 2004 and 2003, respectively.

The maximum amount of dividends which can be paid by the State of Iowa insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus (see Note 6).

6. Statutory Information

Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Iowa Department of Commerce. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules.

The principal differences between statutory accounting principles (“SAP”) and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 7) certain assets are not admitted for purposes of determining surplus under SAP; 8) methodologies used to determine the amounts of deferred taxes and goodwill are different under SAP than under GAAP; and 9) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP.

The Company’s statutory net income and capital and surplus are as follows:

	Years Ended and at December 31,
	2005	2004	2003
	(Unaudited)
Statutory Net Income	$127,084	$123,810	$121,896

Statutory Capital and Surplus	$535,021	$584,177	$560,896

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (RBC) requirements developed by the NAIC. The Company exceeds the minimum RBC requirements.

Dividend distributions to the Parent are restricted as to the amount by state regulatory requirements. A dividend is extraordinary when combined with all other dividends and distributions made within the preceding 12 months exceeds the greater of 10% of the insurers surplus as regards to policyholders on December 31 of the next preceding year, or the net gain from operations. In 2005, the Company declared and paid dividends of $180,000, of which $120,280 was ordinary and $59,720 was extraordinary. In 2004, the Company declared and paid dividends of $75,000, all of which were ordinary. In 2003, the Company declared no dividends. The Company has the ability, under state regulatory requirements, to dividend up to $129,463 to its parent in 2006 without permission from Iowa regulators.

7. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2005	2004
Ceded future policyholder benefits and expenses	$1,181,660	$1,155,253
Ceded unearned premium	19,263	19,336
Ceded claims and benefits payable	45,003	43,566
Ceded paid losses	15,104	19,956

Total	$1,261,030	$1,238,111

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2005			2004			2003
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Gross earned
Premiums and other considerations	$475,081	$1,360,294	$1,835,375	$512,103	$1,367,271	$1,879,374	$523,173	$1,293,519	$1,816,692
Premiums assumed	14,513	153,412	167,925	18,383	160,827	179,210	23,335	194,222	217,557
Premiums ceded	(276,240)	(16,415)	(292,655)	(278,496)	(23,768)	(302,264)	(304,638)	(23,930)	(328,568)

Net earned premiums and other considerations	$213,354	$1,497,291	$1,710,645	$251,990	$1,504,330	$1,756,320	$241,870	$1,463,811	$1,705,681

Gross policyholder Benefits	$877,175	$905,909	$1,783,084	$771,003	$935,634	$1,706,637	$843,127	$869,393	$1,712,520
Benefits assumed	39,758	159,283	199,041	43,067	151,705	194,772	48,478	173,261	221,739
Benefits ceded	(682,240)	(6,655)	(688,895)	(545,646)	(3,761)	(549,407)	(635,745)	(13,791)	(649,536)

Net policyholder benefits	$234,693	$1,058,537	$1,293,230	$268,424	$1,083,578	$1,352,002	$255,860	$1,028,863	$1,284,723

The Company had $135,126 and $108,097 of assets held in trusts as of December 31, 2005 and 2004, respectively, for the benefit of others related to certain reinsurance arrangements.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

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

Business Divestitures

In 2005, the Company signed an agreement with Forethought whereby the Company agreed to discontinue writing new preneed insurance policies in the United States via independent funeral homes and non-SCI Corporate funeral home changes for a period of ten years. The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought. This agreement does not impact Assurant Preneed’s Independent – Canada or AMLIC distributions channels. The transaction will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has used reinsurance to exit certain businesses. Assets backing ceded liabilities related to these businesses are held in trust for the benefit of the Company and the separate accounts relating to the annuity business are still reflected as separate accounts in the Company’s balance sheet.

In 2001, the Company entered into a reinsurance agreement with The Hartford for the sale of its FFG division. The reinsurance recoverable from The Hartford was $819,735 and $870,764 as of December 31, 2005 and 2004, respectively. The Company would be responsible to administer this business in the event of a default by the reinsurer. In addition, under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

In 2000, the Company divested its LTC operations to John Hancock. Reinsurance recoverable from John Hancock was $354,288 and $290,993 as of December 31, 2005 and 2004, respectively.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

8. Reserves

The following table provides reserve information by major lines of business as of:

	December 31, 2005			December 31, 2004
	Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable	Future Policy Benefits and Expenses	Unearned Premiums	Claims and Benefits Payable
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$1,740,023	$1,940	$6,619	$1,614,342	$1,984	$6,629
Life insurance no longer offered	289,078	687	883	297,082	730	933
FFG and LTC disposed businesses	1,121,837	18,964	33,222	1,112,101	19,088	30,568
All other	3,639	636	19,269	4,505	122	12,497
Short Duration Contracts:
Group term life	—	5,824	367,928	—	8,995	369,210
Group disability	—	1,913	1,431,733	—	3,697	1,368,820
Medical	—	6,360	34,304	—	8,788	44,780
Dental	—	3,548	24,657	—	2,754	31,171
Credit life and disability	—	95	17,995	—	70	20,000

Total	$3,154,577	$39,967	$1,936,610	$3,028,030	$46,228	$1,884,608

The Company’s short duration group disability category includes short and long term disability products. Claims and benefits payable for long-term disability have been discounted at 5.25%. The December 31, 2005 and 2004 liabilities include $1,376,793 and $1,318,794, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2005 and 2004 are $445,984 and $432,483, respectively.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

Equity securities: fair value of equity securities and non-sinking fund preferred stocks is based on quoted market prices.

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

Other investments: the fair values of joint ventures are based on financial statements provided by partnerships or members. The invested assets related to a modified coinsurance arrangement are classified as trading securities and are reported at fair value. The carrying amounts of the remaining other investments approximate fair value.

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.

Collateral and obligations under securities lending: the fair values of securities lending assets and liabilities are based on quoted market prices.

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values in the balance sheet.

Other assets: a derivative instrument, the CPI CAP, is recorded in other assets. The fair value of this derivative is based on quoted market prices.

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$19,032	$19,032	$43,362	$43,362
Fixed maturities	3,488,415	3,488,415	3,538,462	3,538,462
Equity securities	318,120	318,120	310,776	310,776
Commercial mortgage loans on real estate	758,966	815,753	695,921	779,111
Policy loans	9,773	9,773	9,956	9,956
Short-term investments	79,916	79,916	47,989	47,989
Collateral held under securities lending	384,141	384,141	332,276	332,276
Other investments	61,024	61,024	49,020	49,020
Other assets	8,753	8,753	9,850	9,850
Assets held in separate accounts	3,200,233	3,200,233	3,435,089	3,435,089
Financial liabilities
Policy reserves under investment products
(Individual and group annuities, subject to discretionary withdrawal)	$616,733	$609,603	$595,799	$588,190
Obligations under securities lending	384,141	384,141	332,276	332,276
Liabilities related to separate accounts	3,200,233	3,200,233	3,435,089	3,435,089

The fair value of the Company’s liabilities for insurance contracts other than investment-type contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk, such that the Company’s exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

10. Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to $7,881, $9,409 and $6,160 for 2005, 2004 and 2003, respectively.

The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was $5,654, $5,460 and $6,760 for 2005, 2004 and 2003, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by the Parent. Health care benefits, either through the Parent’s sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993. The Company made contributions to the postretirement benefit plans of $0, $1,767 and $1,490 in 2005, 2004 and 2003, respectively, as claims were incurred. During 2005, 2004 and 2003 the Company incurred expenses related to retirement benefits of $1,505, $4,333 and $3,344, respectively.

11. Deferred Policy Acquisition Costs

Information about deferred policy acquisition costs follows:

	December 31,
	2005	2004	2003
Beginning Balance	$116,060	$103,606	$77,737
Costs deferred	78,432	78,106	74,048
Amortization	(72,726)	(68,508)	(52,630)
Foreign currency translation	1,456	2,856	4,451

Ending Balance	$123,222	$116,060	$103,606

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

12. Goodwill and Value of Business Acquired

Information about goodwill and value of business acquired (VOBA) are as follows:

	Goodwill for the Year Ended December 31,			VOBA for the Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Beginning Balance	$156,104	$156,985	$156,006	$39,413	$45,710	$52,643
Dental mergers (see Note 2)	8,594	—	—	—	—	—
Acquisitions (Dispositions)	(340)	—	—	—	—	—
Amortization, net of interest accrued	—	—	—	(5,532)	(6,503)	(7,466)
Foreign Currency Translation	246	(881)	979	84	206	533

Ending Balance	$164,604	$156,104	$156,985	$33,965	$39,413	$45,710

As of December 31, 2005, the majority of the outstanding balance of VOBA is in the Company’s Preneed segment. VOBA in this segment assumes an interest rate ranging from 6.5% to 7.5%.

At December 31, 2005 the estimated amortization of VOBA for the next five years is as follows:

Year	Amount $
2006	4,764
2007	4,056
2008	3,242
2009	2,452
2010	1,971

13. Other Comprehensive Income

The Company’s components of other comprehensive income (loss) net of tax at December 31 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income
Balance at December 31, 2002	$(1,256)	$102,453	$101,197
Activity in 2003	5,189	50,016	55,205

Balance at December 31, 2003	3,933	152,469	156,402
Activity in 2004	2,784	13,489	16,273

Balance at December 31, 2004	6,717	165,958	172,675
Dental Merger (See Note 2)	—	34	34
Activity in 2005	300	(53,480)	(53,180)

Balance at December 31, 2005	$7,017	$112,512	$119,529

14. Related Party Transactions

The Company receives various services from Assurant and its affiliates. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment,

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(In thousands except share data)

information technology and other administrative functions. The fees paid to the Parent for these services for years ended December 31, 2005, 2004 and 2003, were $32,103, $27,940 and $33,189, respectively. Net affiliate expenses were $38,846, $34,462 and $33,164, for the years ended December 31, 2005, 2004 and 2003. Information technology expenses were $13,540, $12,889 and $12,235 for years ended December 31, 2005, 2004 and 2003, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating on a separate company basis.

The Company assumes pre-funded funeral business from its affiliate, United Family Life Insurance Company (“UFL”). The Company has assumed premium from UFL of $12,215, $15,136 and $19,332 in 2005, 2004 and 2003, respectively. The Company assumed $572,790 and $600,447 of reserves in 2005 and 2004, respectively, from UFL.

The Company assumes group disability business from its affiliate, Union Security Life Insurance Company of New York (“USLIC”). The Company assumed $6,588, $6,526 and $5,847 of premium from USLIC in 2005, 2004 and 2003, respectively. The Company assumed $24,879 and $23,533 of reserves in 2005 and 2004, respectively, from USLIC.

15. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2005, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2006	$8,673
2007	7,455
2008	6,747
2009	5,297
2010	4,555
Thereafter	3,560

Total minimum future lease payments	$36,287

Rent expense was $9,699, $10,904 and $10,676 for 2005, 2004 and 2003 respectively.

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