Form 10-Q
period 2006-03-31
UNION SECURITY INSURANCE CO
filed 2006-05-10
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

As of May 1, 2006, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Insurance Company

Consolidated Balance Sheets

At March 31, 2006 (Unaudited) and December 31, 2005

	March 31, 2006	December 31, 2005
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$3,293,763 in 2006 and $3,316,091 in 2005)	$3,361,149	$3,488,415
Equity securities available for sale, at fair value
(cost—$345,851 in 2006 and $317,341 in 2005)	346,178	318,120
Commercial mortgage loans on real estate at amortized cost	766,893	758,966
Policy loans	9,617	9,773
Short-term investments	41,560	79,916
Collateral held under securities lending	319,701	384,141
Other investments	68,985	61,024

Total investments	4,914,083	5,100,355
Cash and cash equivalents	36,989	19,032
Premiums and accounts receivable, net	110,941	88,566
Reinsurance recoverables	1,283,876	1,261,030
Due from affiliates	570	—
Accrued investment income	55,847	51,352
Deferred acquisition costs	121,804	123,222
Property and equipment, at cost less accumulated depreciation	932	1,069
Deferred income taxes, net	58,384	25,425
Goodwill	164,594	164,604
Value of business acquired	32,749	33,965
Other assets	39,980	41,962
Assets held in separate accounts	3,222,696	3,200,233

Total assets	$10,043,445	$10,110,815

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Balance Sheets

At March 31, 2006 (Unaudited) and December 31, 2005

	March 31, 2006	December 31, 2005
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$3,167,039	$3,154,577
Unearned premiums	42,883	39,967
Claims and benefits payable	1,969,235	1,936,610
Commissions payable	22,415	22,995
Reinsurance balances payable	10,535	10,529
Funds held under reinsurance	99	96
Deferred gain on disposal of businesses	166,501	173,084
Obligation under securities lending	319,701	384,141
Accounts payable and other liabilities	134,150	174,646
Due to affiliates	—	5,875
Tax payable	19,876	6,720
Liabilities related to separate accounts	3,222,696	3,200,233

Total liabilities	$9,075,130	$9,109,473

Commitments and contingencies (Note 5)	$—	$—

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	$5,000	$5,000
Additional paid-in capital	542,169	542,169
Retained earnings	370,204	334,644
Accumulated other comprehensive income	50,942	119,529

Total stockholder’s equity	968,315	1,001,342

Total liabilities and stockholder’s equity	$10,043,445	$10,110,815

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues
Net earned premiums and other considerations	$388,599	$456,065
Net investment income	87,796	69,114
Net realized (loss) gain on investments	(1,780)	401
Amortization of deferred gain on disposal of businesses	6,582	8,741
Fees and other income	2,279	2,946

Total revenues	483,476	537,267

Benefits, losses and expenses
Policyholder benefits	308,191	359,841
Amortization of deferred acquisition costs and value of business acquired	14,629	17,966
Underwriting, general and administrative expenses	107,778	116,543

Total benefits, losses and expenses	430,598	494,350

Income before income taxes	52,878	42,917
Income taxes	17,318	15,283

Net income	$35,560	$27,634

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statement of Changes in Stockholder’s Equity

From December 31, 2005 to March 31, 2006 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2005	$5,000	$542,169	$334,644	$119,529	$1,001,342
Comprehensive income:
Net income	—	—	35,560	—	35,560
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	(68,503)	(68,503)
Foreign currency translation	—	—	—	(84)	(84)

Total other comprehensive loss					(68,587)

Total comprehensive loss					(33,027)

Balance, March 31, 2006	$5,000	$542,169	$370,204	$50,942	$968,315

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$5,061	$47,277

Investing activities
Sales of:
Fixed maturities available for sale	287,444	65,500
Equity securities available for sale	108,475	6,833
Other invested assets	1,493	2,057
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	39,767	57,961
Purchases of:
Fixed maturities available for sale	(328,656)	(167,147)
Equity securities available for sale	(116,651)	(13,244)
Other invested assets	(9,454)	(8,590)
Property and equipment	(71)	—
Change in commercial mortgage loans on real estate	(7,959)	10,102
Change in short-term investments	38,354	(25,179)
Change in collateral held under securities lending	64,440	(68,716)
Change in policy loans	154	(57)

Net cash provided by (used in) investing activities	77,336	(140,480)

Financing activities
Change in obligation under securities lending	(64,440)	68,716

Net cash (used in) provided by financing activities	(64,440)	68,716

Change in cash and cash equivalents	17,957	(24,487)
Cash and cash equivalents at beginning of period	19,032	43,362

Cash and cash equivalents at end of period	$36,989	$18,875

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Notes to the Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

1.	Nature of Operations

Union Security Insurance Company (the “Company”), formerly known as Fortis Benefits Insurance Company, is a provider of life and health insurance products. The Company is an indirect wholly owned subsidiary of Assurant, Inc. (the “Parent”). Assurant, Inc.’s common stock is traded on the New York Stock Exchange under the symbol AIZ.

The Company was redomesticated to Iowa from Minnesota in 2004 and changed its name from Fortis Benefits Insurance Company in 2005. The Company distributes its products in all states except New York. The Company’s revenues are derived principally from group employee benefits, group health and pre-funded funeral products.

2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2005 presentation.

Dollar amounts are in thousands, except for number of shares and per share amounts.

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

3.	Recently Adopted Accounting Pronouncements

On January 1, 2006, the Parent adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The Parent adopted FAS 123R using the modified prospective method which requires that compensation expense be recorded for all unvested stock

Union Security Insurance Company

Notes to the Financial Statements (Unaudited)

Three Months Ended March 31, 2006 and 2005

options at the beginning of the first quarter of adoption of FAS 123R. The adoption of FAS 123R did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2006, the Company adopted FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 154”). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of FAS 154 did not have a material effect on our consolidated financial position or results of operations.

4.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $1,908 and $1,980 for the three months ended March 31, 2006 and 2005, respectively.

The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed by the Company was approximately $2,018 and $1,865, for the three months ended March 31, 2006 and 2005, respectively.

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

Union Security Insurance Company

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2006 and 2005

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

Union Security Insurance Company

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2006 and 2005

6.	Subsequent Event

On April 1, 2006, the Company transferred the assets and liabilities related to its Canadian operations to Assurant Life of Canada (“ALOC”), an indirectly wholly owned subsidiary of the Parent, in exchange for ALOC common stock equal to the fair value of the net assets transferred. This transaction met the criteria for the transfer of net assets constituting a business per the Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The Company will not report a gain in the results of operations as a result of the transaction. The Company does not believe this transaction will materially affect the Company’s results of operations or financial condition.

PART I

FINANCIAL INFORMATION

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(Dollar amounts in thousands except share data.)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Insurance Company and its subsidiaries (collectively, USIC or the Company) as of March 31, 2006, compared with December 31, 2005, and its results of operations for the three months ended March 31, 2006, compared with the equivalent 2005 period. This discussion should be read in conjunction with USIC’s MD&A and annual audited financial statements as of December 31, 2005 filed with the Company’s Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2005 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

The table below presents information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$388,599	$456,065
Net investment income	87,796	69,114
Net realized (loss) gain on investments	(1,780)	401
Amortization of deferred gains on disposal of businesses	6,582	8,741
Fees and other income	2,279	2,946

Total revenues	483,476	537,267

Benefits, losses and expenses:
Policyholder benefits	308,191	359,841
Selling, underwriting and general expenses(1)	122,407	134,509

Total benefits, losses and expenses	430,598	494,350

Income before income taxes	52,878	42,917
Income taxes	17,318	15,283

Net income	$35,560	$27,634

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.

Three Months Ended March 31, 2006 Compared to March 31, 2005

Net Income

Net income increased by $7,926, or 29%, to $35,560 for the three months ended March 31, 2006 from $27,634 for the three months ended March 31, 2005. This increase is primarily due to an increase in net investment income and a decrease in selling, underwriting and general expenses, partially offset by lower premiums due to declines in membership in our small employer group health, group dental and group life businesses.

Total Revenues

Total revenues decreased by $53,791, or 10%, to $483,476 for the three months ended March 31, 2006 from $537,267 for the three months ended March 31, 2005. The primary driver of this decrease was lower net earned premiums and other considerations of $67,466 due to the sale of the Independent – United States distribution channel in our pre-funded funeral business, the loss of a client in our accidental death and dismemberment (AD&D) business and membership declines in our small employer group health, group dental and group life businesses. Partially offsetting this decrease in net earned premiums was growth in our disability business written through our Disability Risk Management Services (DRMS) distribution channel. Amortization of deferred gain on disposal of businesses decreased by $2,159, which was consistent with the anticipated run-off of business ceded to The Hartford in 2001 and John Hancock in 2000. These decreases to revenues were partially offset by an increase in net investment income of $18,682 due to investment income from a real estate partnership of $14,735 and an increase in invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $63,752, or 13%, to $430,598 for the three months ended March 31, 2006 from $494,350 for the three months ended March 31, 2005. The decrease was primarily due to a decrease in policyholder benefits of $51,650 due to the sale of the Independent – United States distribution channel in our pre-funded funeral business, improved loss ratios in our group disability, group life and dental businesses, lower claims and membership in our small employer group health business and the loss of a client in our AD&D business. Selling, underwriting and general expenses decreased by $12,102 due to lower commission expense and premium taxes resulting from a lost client in our AD&D business, lower commission expense in our small employer group health business from lower sales and renewals, and lower amortization of deferred acquisition costs in our pre-funded funeral business. Offsetting these decreases to benefits, losses and expenses was an increase to policyholder benefits related to our disability business written through DRMS.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4.	Controls And Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

Our 2005 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2006.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Not required under the reduced disclosure format.

Item 3.	Defaults Upon Senior Securities.

Not required under the reduced disclosure format.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not required under the reduced disclosure format.

Item 5.	Other Information.

(a)	None.

(b)	Because all of the Company’s outstanding common stock is held indirectly by Assurant, Inc., the Company does not file a Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6.	Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2006.

UNION SECURITY INSURANCE COMPANY

By:	/s/ P. Bruce Camacho
Name:	P. Bruce Camacho
Title:	President and Chief Executive Officer

By:	/s/ Ranell M. Jacobson
Name:	Ranell M. Jacobson
Title:	Treasurer
(Principal Financial Officer)