Form 10-Q
period 2006-06-30
UNION SECURITY INSURANCE CO
filed 2006-08-09
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 033-37576

UNION SECURITY INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

IOWA	81-0170040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6941 VISTA DRIVE WEST DES MOINES, IOWA	50266
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☐    No  ☒

As of August 1, 2006, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Insurance Company

Consolidated Balance Sheets

At June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $2,969,854 in 2006 and $3,316,091 in 2005)	$2,945,909	$3,488,415
Equity securities available for sale, at fair value (cost - $328,684 in 2006 and $317,341 in 2005)	315,525	318,120
Commercial mortgage loans on real estate at amortized cost	735,613	758,966
Policy loans	8,150	9,773
Short-term investments	26,912	79,916
Collateral held under securities lending	334,440	384,141
Other investments	70,219	61,024

Total investments	4,436,768	5,100,355
Cash and cash equivalents	29,784	19,032
Premiums and accounts receivable, net	91,524	88,566
Reinsurance recoverables	1,291,672	1,261,030
Due from affiliates	3,460	—
Accrued investment income	47,543	51,352
Deferred acquisition costs	71,217	123,222
Property and equipment, at cost less accumulated depreciation	814	1,069
Deferred income taxes, net	90,216	25,425
Goodwill	156,778	164,604
Value of business acquired	28,913	33,965
Other assets	39,722	41,962
Assets held in separate accounts	2,986,104	3,200,233

Total assets	$9,274,515	$10,110,815

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Balance Sheets

At June 30, 2006 (Unaudited) and December 31, 2005

	June 30, 2006	December 31, 2005
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$2,769,284	$3,154,577
Unearned premiums	42,811	39,967
Claims and benefits payable	1,951,560	1,936,610
Commissions payable	13,776	22,995
Reinsurance balances payable	5,658	10,529
Funds held under reinsurance	103	96
Deferred gain on disposal of businesses	159,480	173,084
Obligation under securities lending	334,440	384,141
Accounts payable and other liabilities	120,516	174,646
Due to affiliates	—	5,875
Tax payable	15,542	6,720
Liabilities related to separate accounts	2,986,104	3,200,233

Total liabilities	$8,399,274	$9,109,473

Commitments and contingencies (Note 5)	$—	$—

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	542,169	542,169
Retained earnings	352,449	334,644
Accumulated other comprehensive (loss) income	(24,377)	119,529

Total stockholder’s equity	875,241	1,001,342

Total liabilities and stockholder’s equity	$9,274,515	$10,110,815

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues
Net earned premiums and other considerations	$330,995	$428,656	$719,594	$884,721
Net investment income	66,547	79,063	154,343	148,177
Net realized (losses) on investments	(1,316)	(611)	(3,096)	(210)
Amortization of deferred gain on disposal of businesses	7,022	8,702	13,604	17,444
Fees and other income	3,757	1,458	6,036	4,404

Total revenues	407,005	517,268	890,481	1,054,536
Benefits, losses and expenses
Policyholder benefits	244,897	332,619	553,088	692,460
Amortization of deferred acquisition costs and value of business acquired	10,623	21,156	25,252	39,122
Underwriting, general and administrative expenses	108,161	121,671	215,939	238,214

Total benefits, losses and expenses	363,681	475,446	794,279	969,796

Income before income taxes	43,324	41,822	96,202	84,740
Income taxes	15,868	12,388	33,186	27,671

Net income	$27,456	$29,434	$63,016	$57,069

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statement of Changes in Stockholder’s Equity

From December 31, 2005 to June 30, 2006 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2005	$5,000	$542,169	$334,644	$119,529	$1,001,342
Dividends on common stock	—	—	(60,000)	—	(60,000)
Transfer of Canadian operations (see Note 6)	—	—	14,789	(7,227)	7,562
Comprehensive loss:
Net income	—	—	63,016	—	63,016
Other comprehensive loss:
Net change in unrealized gains on securities	—	—	—	(136,640)	(136,640)
Foreign currency translation	—	—	—	(39)	(39)

Total other comprehensive loss					(136,679)

Total comprehensive loss					(73,663)

Balance, June 30, 2006	$5,000	$542,169	$352,449	$(24,377)	$875,241

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash (used in) provided by operating activities	$(1,916)	$107,830
Investing activities
Sales of:
Fixed maturities available for sale	452,983	188,926
Equity securities available for sale	72,468	15,784
Property and equipment	22	—
Other invested assets	9,127	5,165
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	81,990	118,993
Purchase of:
Fixed maturities available for sale	(513,799)	(383,771)
Equity securities available for sale	(126,607)	(28,428)
Other invested assets	(18,322)	(18,752)
Change in commercial mortgage loans on real estate	(3,366)	(7,969)
Change in short-term investments	52,024	19,418
Change in collateral held under securities lending	49,701	(20,601)
Change in policy loans	254	54

Net cash provided by (used in) investing activities	56,475	(111,181)
Financing activities
Net cash received from transfer of Canadian operations	65,894	—
Dividends paid	(60,000)	(40,000)
Change in obligation under securities lending	(49,701)	20,601

Net cash used in financing activities	(43,807)	(19,399)
Change in cash and cash equivalents	10,752	(22,750)
Cash and cash equivalents at beginning of period	19,032	43,362

Cash and cash equivalents at end of period	$29,784	$20,612

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Notes to the Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

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

Effective April 1, 2006, the Company transferred assets and liabilities related to its Canadian operations to Assurant Life of Canada (“ALOC”). ALOC is also an indirect wholly-owned subsidiary of the Parent. See Note 6 – Related Party Transactions for further details.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2006 presentation.

Dollar amounts are in thousands except for number of shares.

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

3.	Recently Adopted Accounting Pronouncements

On January 1, 2006, the Parent adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures

Union Security Insurance Company

Notes to the Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

previously permitted under FAS 123 are no longer an alternative to financial statement recognition. Under FAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The Parent adopted FAS 123R using the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. The adoption of FAS 123R did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and, therefore, the Company is required to adopt FIN 48 by the first quarter of 2007. The Company does not believe the adoption of FIN 48 will have a material effect on our consolidated financial position or results of operations.

4.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to approximately $1,908 and $1,973 for the three months ended June 30, 2006 and 2005, respectively, and $3,816 and $3,953 for the six months ended June 30, 2006 and 2005, respectively.

Union Security Insurance Company

Notes to the Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed by the Company was approximately $1,259 and $1,115 for the three months ended June 30, 2006 and 2005, respectively, and $3,277 and $2,980, for the six months ended June 30, 2006 and 2005, respectively.

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

Union Security Insurance Company

Notes to the Financial Statements (Unaudited)

Six Months Ended June 30, 2006 and 2005

6.	Related Party Transactions

On April 1, 2006, the Company transferred the assets and liabilities related to its Canadian operations to ALOC, an indirectly wholly owned subsidiary of the Parent, in exchange for ALOC common stock equal to the fair value of the net assets transferred. The Company transferred assets of approximately $469,000 and liabilities of approximately $401,000 related to its Canadian operations to ALOC for the purpose of re-domesticating its Canadian operations to Canada. In return, the Company received approximately $75,000 of ALOC common stock which was then sold to the Parent. In addition, there was a reinsurance agreement between the Company and ALOC for the existing insurance in force in which the Company was relieved of any liability to the insured. As a result of these transactions, the Company recognized an increase to equity of approximately $7,600.

PART I

FINANCIAL INFORMATION

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(Dollar amounts in thousands except share data.)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Insurance Company and its subsidiaries (collectively, USIC or the Company) as of June 30, 2006, compared with December 31, 2005, and its results of operations for the three and six months ended June 30, 2006, compared with the equivalent 2005 period. This discussion should be read in conjunction with USIC’s MD&A and annual audited financial statements as of December 31, 2005 included in the Company’s Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2005 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in our 2005 Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

Critical Factors Affecting Results

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on invested assets and our ability to manage our expenses. Therefore, factors affecting these items may have a material adverse effect on our results of operations or financial condition.

Critical Accounting Policies and Estimates

Our 2005 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2005 Form 10-K were consistently applied to the consolidated interim financial statements for the six months ended June 30, 2006.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$330,995	$428,656	$719,594	$884,721
Net investment income	66,547	79,063	154,343	148,177
Net realized losses on investments	(1,316)	(611)	(3,096)	(210)
Amortization of deferred gains on disposal of businesses	7,022	8,702	13,604	17,444
Fees and other income	3,757	1,458	6,036	4,404

Total revenues	407,005	517,628	890,481	1,054,536

Benefits, losses and expenses:
Policyholder benefits	244,897	332,619	553,088	692,460
Selling, underwriting and general expenses(1)	118,784	142,827	241,191	277,336

Total benefits, losses and expenses	363,681	475,446	794,279	969,796

Income before income taxes	43,324	41,822	96,202	84,740
Income taxes	15,868	12,388	33,186	27,671

Net income	$27,456	$29,434	$63,016	$57,069

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.

For The Three Months Ended June 30, 2006 Compared to The Three Months Ended June 30, 2005.

Net Income

Net income decreased by $1,978, or 7%, to $27,456 for the three months ended June 30, 2006 from $29,434 for the three months ended June 30, 2005. This decrease is primarily due to $6,116 (after-tax) of investment income from a real estate partnership realized in the second quarter of 2005 and the transfer of our Canadian pre-funded funeral business to an affiliate in the beginning of the second quarter of 2006 which had $3,154 of income in the second quarter of 2005. Also contributing to the decrease was a decline in our group life and small employer group health businesses due to lower sales and increased lapses. In addition, during the second quarter of 2005, income taxes were revised to reflect actual 2004 tax return adjustments. Partially offsetting these decreases are improved loss ratios in our group disability and group dental business.

Total Revenues

Total revenues decreased by $110,263, or 21%, to $407,005 for the three months ended June 30, 2006 from $517,268 for the three months ended June 30, 2005. This decrease is primarily due to lower net earned premiums and other considerations of $97,661 driven by the sale of the Independent – United States distribution channel in our pre-funded funeral business, the loss of a client in our accidental death and dismemberment (AD&D) business and the transfer of our Canadian pre-funded funeral business to an affiliate. Also contributing to the decrease in net earned premiums and other considerations are declines in our group dental, group life, group disability and small employer group health businesses, all due to lower sales and higher lapses. Net investment income decreased by $12,516 due to the transfer of our Canadian pre-funded funeral business to an affiliate and $9,409 of income realized in the second quarter of 2005 from a real estate partnership. Amortization of deferred gains on disposal of businesses decreased by $1,680 consistent with the anticipated run-off of business ceded to The Hartford in 2001 and John Hancock in 2000. Partially offsetting these decreases is an increase in fees and other income of $2,299 due to an increase in the value of our Consumer Price Index (“CPI”) Caps and fees collected from Forethought related to the sale of the Independent – United States distribution channel in our pre-funded funeral business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $111,765, or 24%, to $363,681 for the three months ended June 30, 2006 from $475,446 for the three months ended June 30, 2005. This decrease is primarily due to a decrease in policyholder benefits of $87,722 driven by the sale of the Independent – United States distribution channel in our pre-funded funeral business, improved loss ratios in our group disability and group dental businesses, the loss of a client in our AD&D business and the transfer of our Canadian pre-funded funeral business to an affiliate. Also contributing to the decrease in policyholder benefits is an overall decline in members and favorable claims experience in our small employer group health business. Selling, underwriting and general expenses decreased by $24,043 primarily due to the sale of the Independent – United States distribution channel in our pre-funded funeral business, the transfer of our Canadian business to an affiliate and lower commission expense as a result of the loss of a client in our AD&D business.

For The Six Months Ended June 30, 2006 Compared to The Six Months Ended June 30, 2005.

Net Income

Net income increased by $5,947, or 10%, to $63,016 for the six months ended June 30, 2006 from $57,069 for the six months ended June 30, 2005. This increase in net income is primarily due to improved loss ratios in our group disability and group dental businesses and an increase in net investment income of $6,166. These increases are partially offset by the transfer of our Canadian pre-funded funeral business to an affiliate, a decline in our small employer group health and group life businesses, a decrease in amortization of deferred gains on disposal of businesses and an increase in net realized losses on investments.

Total Revenues

Total revenues decreased by $164,055, or 16%, to $890,481 for the six months ended June 30, 2006 from $1,054,536 for the six months ended June 30, 2005. Net earned premiums and other considerations decreased by $165,127 primarily due to the sale of the Independent – United States distribution channel in our pre-funded funeral business, the loss of a client in our AD&D business, and declines in our group life, group dental and small employer group businesses resulting from lower sales and higher lapses. These decreases are partially offset by an increase in net investment income of $6,166, primarily due to an increase in income related to real estate partnerships, and growth in disability business written through our Disability Risk Management Services (DRMS) distribution channel, including an increase of $7,220 for single premiums related to risk for closed blocks of business. Amortization of deferred gains on disposal of businesses decreased by $3,840 consistent with the anticipated run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $175,517, or 18%, to $794,279 for the six months ended June 30, 2006 from $969,796 for the six months ended June 30, 2005. This decrease is primarily due to a decrease in policyholder benefits of $139,372 driven by the sale of the Independent – United States distribution channel in our pre-funded funeral business, the loss of a client in our AD&D business, and improved experience in our group dental, group disability, group life and small employer group businesses. Selling, underwriting and general expenses decreased by $36,145 due to the sale of the

Independent – United States distribution channel in our pre-funded funeral business, a decrease in commission expense as a result of the loss of a client in our AD&D business, the transfer of our Canadian pre-funded funeral business to an affiliate and lower commission expense on small employer group business from lower sales and renewals.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4.	Controls And Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Our 2005 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not required under the reduced disclosure format.

Item 3.	Defaults Upon Senior Securities.

Not required under the reduced disclosure format.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not required under the reduced disclosure format.

Item 5.	Other Information.

(a)	None.

(b)	Because all of the Company’s outstanding common stock is held indirectly by Assurant, Inc., the Company does not file a Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6.	Exhibits

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2006.

UNION SECURITY INSURANCE COMPANY

By:	/s/ P. Bruce Camacho
Name:	P. Bruce Camacho
Title:	President and Chief
Executive Officer

By:	/s/ Ranell M. Jacobson
Name:	Ranell M. Jacobson
Title:	Treasurer (Principal Financial Officer)