Form 10-Q/A
period 2006-03-31
UNION SECURITY INSURANCE CO
filed 2006-11-20
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 of Union Security Insurance Company (the “Company”) to reflect the restatement of the Company’s Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, as described in Footnote 2 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on May 10, 2006 are unaffected by the changes to the Unaudited Interim Consolidated Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of March 31, 2006 and does not reflect any subsequent information or events other than the restatement of the Unaudited Interim Consolidated Statements of Cash Flows. More current information with respect to the Company is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and other filings with the Securities and Exchange Commission.

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

Union Security Insurance Company

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006 Restated	2005 Restated
	(in thousands)
Net cash provided by operating activities	$25,041	$38,436

Investing activities
Sales of:
Fixed maturities available for sale	264,489	63,925
Equity securities available for sale	108,547	5,721
Other invested assets	1,493	2,057
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	39,717	57,962
Purchases of:
Fixed maturities available for sale	(326,666)	(157,033)
Equity securities available for sale	(116,519)	(11,831)
Other invested assets	(9,454)	(8,590)
Property and equipment	(71)	—
Change in commercial mortgage loans on real estate	(7,959)	10,102
Change in short-term investments	39,185	(25,179)
Change in collateral held under securities lending	64,440	(68,716)
Change in policy loans	154	(57)

Net cash provided by (used in) investing activities	57,356	(131,639)

Financing activities
Change in obligation under securities lending	(64,440)	68,716

Net cash (used in) provided by financing activities	(64,440)	68,716

Change in cash and cash equivalents	17,957	(24,487)
Cash and cash equivalents at beginning of period	19,032	43,362

Cash and cash equivalents at end of period	$36,989	$18,875

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

Restatement of Interim Consolidated Statements of Cash Flows (unaudited)

The Interim Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005 have been restated to reflect changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to net cash provided by (used in) operating activities,” have been reclassified to cash flows from investing activities, to the extent such balances pertained to investments classified as available for sale.

As a result of the restatements to correct these errors, previously reported cash flows provided by (used in) operating activities and cash flows provided by (used in) investing activities were increased or reduced for the three months ended March 31, 2006 and 2005 as follows:

	Three Months Ended March 31, 2006
	As Previously Reported	Impact of Restatement	As Restated
Net cash provided by operating activities	$5,061	$19,980	$25,041
Net cash provided by investing activities	77,336	(19,980)	57,356
Net cash (used in) financing activities	(64,440)	—	(64,440)

Change in cash and cash equivalents	17,957	—	17,957
Cash and cash equivalents at beginning of period	19,032	—	19,032

Cash and cash equivalents at end of period	$36,989	$—	$36,989

	Three Months Ended March 31, 2005
	As Previously Reported	Impact of Restatement	As Restated
Net cash provided by operating activities	$47,277	$(8,841)	$38,436
Net cash (used in) investing activities	(140,480)	8,841	(131,639)
Net cash provided by financing activities	68,716	—	68,716

Change in cash and cash equivalents	(24,487)	—	(24,487)
Cash and cash equivalents at beginning of period	43,362	—	43,362

Cash and cash equivalents at end of period	$18,875	$—	$18,875

The restatements had no impact on the total change in cash and cash equivalents within the Unaudited Interim Consolidated Statements of Cash Flows or on the Unaudited Consolidated Statements of Operations or Unaudited Interim Consolidated Balance Sheet.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we had previously evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this filing on Form 10-Q/A, the Chief Executive Officer and the Chief Financial Officer reevaluated our disclosure controls and procedures and concluded they were effective as of March 31, 2006 as described above. In reaching this conclusion, management considered the impact of the restatement described in Note 2 to the financial statements included in this filing.

PART II

OTHER INFORMATION

Item 6.	Exhibits

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2006.

UNION SECURITY INSURANCE COMPANY

By:	/s/ P. Bruce Camacho
Name:	P. Bruce Camacho
Title:	President and Chief Executive Officer

By:	/s/ Peter A. Walker
Name:	Peter A. Walker
Title:	Treasurer and Chief Financial Officer