Form 10-Q/A
period 2006-06-30
UNION SECURITY INSURANCE CO
filed 2006-11-20
CIK 823533

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

UNION SECURITY INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Item Number		Page Number
PART I
FINANCIAL INFORMATION

EXPLANATORY NOTE

1.	FINANCIAL STATEMENTS
	Union Security Insurance Company Consolidated Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005	2
	Union Security Insurance Company Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2006 and 2005	4
	Union Security Insurance Company Consolidated Statement of Changes in Stockholder’s Equity from December 31, 2005 to June 30, 2006 (Unaudited)	5
	Union Security Insurance Company Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2006 and 2005 (restated)	6
	Union Security Insurance Company Notes to the Consolidated Financial Statements (Unaudited) for the six months ended June 30, 2006 and 2005	7

4.	CONTROLS AND PROCEDURES	11

PART II
OTHER INFORMATION

6.	EXHIBITS	11

SIGNATURES		12

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 of Union Security Insurance Company (the “Company”) to reflect the restatement of the Company’s Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, as described in Footnote 2 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on August 9, 2006 are unaffected by the changes to the Unaudited Interim Consolidated Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of June 30, 2006 and does not reflect any subsequent information or events other than the restatement of the Unaudited Interim Consolidated Statements of Cash Flows. More current information with respect to the Company is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and other filings with the Securities and Exchange Commission.

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

Union Security Insurance Company

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006 Restated	2005 Restated
	(in thousands)
Net cash provided by operating activities	$32,234	$115,186
Investing activities
Sales of:
Fixed maturities available for sale	455,926	188,905
Equity securities available for sale	71,369	15,315
Property and equipment	22	—
Other invested assets	9,127	5,165
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	81,940	119,047
Purchase of:
Fixed maturities available for sale	(551,000)	(390,782)
Equity securities available for sale	(125,350)	(28,337)
Other invested assets	(18,322)	(18,752)
Change in commercial mortgage loans on real estate	(3,366)	(7,969)
Change in short-term investments	52,024	19,418
Change in collateral held under securities lending	49,701	(20,601)
Change in policy loans	254	54

Net cash provided by (used in) investing activities	22,325	(118,537)
Financing activities
Net cash received from transfer of Canadian operations	65,894	—
Dividends paid	(60,000)	(40,000)
Change in obligation under securities lending	(49,701)	20,601

Net cash used in financing activities	(43,807)	(19,399)
Change in cash and cash equivalents	10,752	(22,750)
Cash and cash equivalents at beginning of period	19,032	43,362

Cash and cash equivalents at end of period	$29,784	$20,612

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

Restatement of Interim Consolidated Statements of Cash Flows (unaudited)

The Interim Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2005 have been restated to reflect changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to net cash provided by (used in) operating activities,” have been reclassified to cash flows from investing activities, to the extent such balances pertained to investments classified as available for sale.

As a result of the restatements to correct these errors, previously reported cash flows provided by (used in) operating activities and cash flows provided by (used in) investing activities were increased or reduced for the six months ended June 30, 2006 and 2005 as follows:

	Six Months Ended June 30, 2006
	As Previously Reported	Impact of Restatement	As Restated
Net cash (used in) provided by operating activities	$(1,916)	$34,150	$32,234
Net cash provided by investing activities	56,475	(34,150)	22,325
Net cash (used in) financing activities	(43,807)	—	(43,807)

Change in cash and cash equivalents	10,752	—	10,752
Cash and cash equivalents at beginning of period	19,032	—	19,032

Cash and cash equivalents at end of period	$29,784	$—	$29,784

	Six Months Ended June 30, 2005
	As Previously Reported	Impact of Restatement	As Restated
Net cash provided by operating activities	$107,830	$7,356	$115,186
Net cash (used in) investing activities	(111,181)	(7,356)	(118,537)
Net cash (used in) financing activities	(19,399)	—	(19,399)

Change in cash and cash equivalents	(22,750)	—	(22,750)
Cash and cash equivalents at beginning of period	43,362	—	43,362

Cash and cash equivalents at end of period	$20,612	$—	$20,612

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we had previously evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this filing on Form 10-Q/A, the Chief Executive Officer and the Chief Financial Officer reevaluated our disclosure controls and procedures and concluded they were effective as of June 30, 2006 as described above. In reaching this conclusion, management considered the impact of the restatement described in Note 2 to the financial statements included in this filing.

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