Form 10-Q
period 2006-09-30
UNION SECURITY INSURANCE CO
filed 2006-11-20
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 1, 2006, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Insurance Company

Consolidated Balance Sheets

At September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $2,902,417 in 2006 and $3,316,091 in 2005)	$2,989,757	$3,488,415
Equity securities available for sale, at fair value (cost - $328,657 in 2006 and $ 317,341 in 2005)	328,963	318,120
Commercial mortgage loans on real estate at amortized cost	736,985	758,966
Policy loans	7,847	9,773
Short-term investments	21,083	79,916
Collateral held under securities lending	358,051	384,141
Other investments	77,677	61,024

Total investments	4,520,363	5,100,355
Cash and cash equivalents	4,295	19,032
Premiums and accounts receivable, net	87,795	88,566
Reinsurance recoverables	1,302,173	1,261,030
Due from affiliates	7,927	—
Accrued investment income	52,427	51,352
Deferred acquisition costs	66,885	123,222
Property and equipment, at cost less accumulated depreciation	697	1,069
Deferred income taxes, net	47,438	25,425
Goodwill	156,778	164,604
Value of business acquired	27,783	33,965
Other assets	39,018	41,962
Assets held in separate accounts	2,942,503	3,200,233

Total assets	$9,256,082	$10,110,815

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Balance Sheets

At September 30, 2006 (Unaudited) and December 31, 2005

	September 30, 2006	December 31, 2005
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$2,763,160	$3,154,577
Unearned premiums	40,918	39,967
Claims and benefits payable	1,944,507	1,936,610
Commissions payable	15,252	22,995
Reinsurance balances payable	4,433	10,529
Funds held under reinsurance	107	96
Deferred gain on disposal of businesses	152,678	173,084
Obligation under securities lending	358,051	384,141
Accounts payable and other liabilities	117,691	174,646
Due to affiliates	—	5,875
Tax payable	14,848	6,720
Liabilities related to separate accounts	2,942,503	3,200,233

Total liabilities	$8,354,148	$9,109,473

Commitments and contingencies (Note 5)	$—	$—

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	542,179	542,169
Retained earnings	297,868	334,644
Accumulated other comprehensive income	56,887	119,529

Total stockholder’s equity	901,934	1,001,342

Total liabilities and stockholder’s equity	$9,256,082	$10,110,815

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues
Net earned premiums and other considerations	$327,712	$416,894	$1,047,305	$1,301,615
Net investment income	66,803	73,694	221,146	221,871
Net realized (losses) gains on investments	(344)	822	(3,440)	612
Amortization of deferred gain on disposal of businesses	6,802	8,663	20,406	26,107
Fees and other income	2,715	3,588	8,751	7,992

Total revenues	403,688	503,661	1,294,168	1,558,197

Benefits, losses and expenses
Policyholder benefits	238,889	304,101	791,977	996,561
Amortization of deferred acquisition costs and value of business acquired	10,889	21,577	36,141	60,699
Underwriting, general and administrative expenses	103,431	117,823	319,370	356,037

Total benefits, losses and expenses	353,209	443,501	1,147,488	1,413,297

Income before income taxes	50,479	60,160	146,680	144,900
Income taxes	15,060	20,864	48,245	48,535

Net income	$35,419	$39,296	$98,435	$96,365

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statement of Changes in Stockholder’s Equity

From December 31, 2005 to September 30, 2006 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2005	$5,000	$542,169	$334,644	$119,529	$1,001,342
Dividends on common stock	—	—	(150,000)	—	(150,000)
Transfer of Canadian operations (see Note 6)	—	—	14,789	(7,227)	7,562
Capital contribution	—	10	—	—	10
Comprehensive income:
Net income	—	—	98,435	—	98,435
Other comprehensive loss:
Net change in unrealized gains on securities	—	—	—	(55,554)	(55,554)
Foreign currency translation	—	—	—	139	139

Total other comprehensive loss					(55,415)

Total comprehensive income					43,020

Balance, September 30, 2006	$5,000	$542,179	$297,868	$56,887	$901,934

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$38,653	$196,899

Investing activities
Sales of:
Fixed maturities available for sale	543,358	260,503
Equity securities available for sale	101,678	29,985
Other invested assets	13,576	13,694
Property and equipment	22	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	109,078	172,314
Purchase of:
Fixed maturities available for sale	(601,185)	(495,804)
Equity securities available for sale	(159,228)	(50,941)
Other invested assets	(30,229)	(19,245)
Property and equipment	—	(5)
Change in commercial mortgage loans on real estate	(4,770)	(23,485)
Change in short-term investments	57,851	6,509
Change in collateral held under securities lending	26,090	18,517
Change in policy loans	555	161

Net cash provided by (used in) investing activities	56,796	(87,797)

Financing activities
Net cash received from transfer of Canadian operations	65,894	—
Dividends paid	(150,000)	(110,000)
Change in obligation under securities lending	(26,090)	(18,517)
Contributed capital	10	—

Net cash (used in) financing activities	(110,186)	(128,517)

Change in cash and cash equivalents	(14,737)	(19,415)
Cash and cash equivalents at beginning of period	19,032	43,362

Cash and cash equivalents at end of period	$4,295	$23,947

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Notes to the Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

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

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Nine Months Ended September 30, 2006 and 2005

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

On January 1, 2006, the Company adopted FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“FAS 154”). FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of FAS 154 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 and, therefore, the Company is required to adopt FIN 48 by the first quarter of 2007. The Company is currently evaluating the requirements of FIN 48 and the potential impact on the Company’s consolidated financial statements.

On September 15, 2006 the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and, therefore, the Company is required to adopt FAS 157 by the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s consolidated financial statements.

On September 29, 2006 the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). This standard requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement plans on their balance sheet with an offsetting adjustment to accumulated other comprehensive income. FAS 158 requires companies to make additional disclosures, but does not change how pensions and postretirement benefits are accounted for and reported in the income statement. The Parent sponsors a defined benefit pension plan and certain other post

Union Security Insurance Company

Notes to the Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. The Company has no legal obligation for benefits under these plans. FAS 158 provides for two alternatives for transition for companies where the measurement date of plan assets and obligations is not the same as the fiscal year-end date. The Parent’s measurement date and fiscal year-end date are the same, therefore the adoption of one of these alternatives is not applicable. FAS 158’s requirement to record the funded status on the balance sheet and to make additional disclosures is effective in fiscal years ending after December 15, 2006 and, therefore, the Parent is required to adopt FAS 158 as of December 31, 2006. The adoption of FAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on the Company’s consolidated financial statements.

4. Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension costs allocated to the Company were $1,908 and $1,965 for the three months ended September 30, 2006 and 2005, respectively, and $5,724 and $5,918 for the nine months ended September 30, 2006 and 2005, respectively.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amounts expensed by the Company were $1,177 and $1,238 for the three months ended September 30, 2006 and 2005, respectively, and $4,454 and $4,218 for the nine months ended September 30, 2006 and 2005, respectively.

Union Security Insurance Company

Notes to the Financial Statements (Unaudited)

Nine Months Ended September 30, 2006 and 2005

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Insurance Company and its subsidiaries (collectively, USIC or the Company) as of September 30, 2006, compared with December 31, 2005, and its results of operations for the three and nine months ended September 30, 2006, compared with the equivalent 2005 period. This discussion should be read in conjunction with USIC’s MD&A and annual audited financial statements as of December 31, 2005 included in the Company’s Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2005 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Critical Accounting Policies and Estimates

Our 2005 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2005 Form 10-K were consistently applied to the consolidated interim financial statements for the nine months ended September 30, 2006.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Net earned premiums and other considerations	$327,712	$416,894	$1,047,305	$1,301,615
Net investment income	66,803	73,694	221,146	221,871
Net realized (losses) gains on investments	(344)	822	(3,440)	612
Amortization of deferred gains on disposal of businesses	6,802	8,663	20,406	26,107
Fees and other income	2,715	3,588	8,751	7,992

Total revenues	403,688	503,661	1,294,168	1,558,197

Benefits, losses and expenses:
Policyholder benefits	238,889	304,101	791,977	996,561
Selling, underwriting and general expenses(1)	114,320	139,400	355,511	416,736

Total benefits, losses and expenses	353,209	443,501	1,147,488	1,413,297

Income before income taxes	50,479	60,160	146,680	144,900
Income taxes	15,060	20,864	48,245	48,535

Net income	$35,419	$39,296	$98,435	$96,365

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.

For The Three Months Ended September 30, 2006 Compared to The Three Months Ended September 30, 2005.

Net Income

Net income decreased by $3,877, or 10%, to $35,419 for the three months ended September 30, 2006 from $39,296 for the three months ended September 30, 2005. This decrease is primarily due to the decline of our group life and small employer group health businesses due to lower sales and increased lapses caused by competition and the transfer of our Canadian pre-funded funeral business to an affiliate in the second quarter of 2006. Partially offsetting these decreases are improved loss ratios in our group disability and group dental business.

Total Revenues

Total revenues decreased by $99,973, or 20%, to $403,688 for the three months ended September 30, 2006 from $503,661 for the three months ended September 30, 2005. This decrease is primarily due to lower net earned premiums and other considerations of $89,182 driven by the sale of the Independent – United States distribution channel in our pre-funded funeral business, the loss of a client in our accidental death and dismemberment (AD&D) business and the transfer of our Canadian pre-funded funeral business to an affiliate. Also contributing to the decrease in net earned premiums and other considerations are declines in our group dental, group life, and small employer group health businesses all due to lower sales and higher lapses, partially offset by an increase of $6,959 in disability business written through our Disability Risk Management Services (DRMS) distribution channel. Net investment income decreased by $6,891 due to the transfer of our Canadian pre-funded funeral business to an affiliate and $2,560 of income realized in the third quarter of 2005 from a real estate partnership.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $90,292, or 20%, to $353,209 for the three months ended September 30, 2006 from $443,501 for the three months ended September 30, 2005. This decrease is primarily due to a decrease in policyholder benefits of $65,212 driven by the sale of the Independent – United States distribution channel in our pre-funded funeral business and favorable experience in our group dental business. Also contributing to the decrease in policyholder benefits is an overall decline of members in our small employer group health business, the loss of a client in our AD&D business and the transfer of our Canadian pre-funded funeral business to an affiliate. Selling, underwriting and general expenses decreased by $25,080 primarily due to lower commission expense as a result of the loss of a client in our AD&D business, the sale of the Independent – United States distribution channel in our pre-funded funeral business and the transfer of our Canadian pre-funded funeral business to an affiliate.

For The Nine Months Ended September 30, 2006 Compared to The Nine Months Ended September 30, 2005.

Net Income

Net income increased by $2,070, or 2%, to $98,435 for the nine months ended September 30, 2006 from $96,365 for the nine months ended September 30, 2005. This increase in net income is primarily due to improved loss ratios in our group disability and group dental businesses and lower commission expense, partially offset by the transfer of our Canadian pre-funded funeral business to an affiliate.

Total Revenues

Total revenues decreased by $264,029, or 17%, to $1,294,168 for the nine months ended September 30, 2006 from $1,558,197 for the nine months ended September 30, 2005. Net earned premiums and other considerations decreased by $254,310 primarily due to the sale of the Independent – United States distribution channel in our pre-funded funeral business, the loss of a client in our AD&D business, and declines in our group life, group dental and small employer group businesses resulting from lower sales and higher lapses. These decreases are partially offset by growth in disability business written through our DRMS distribution channel, including an increase of $14,179 for single premiums related to risk for closed blocks of business. Amortization of deferred gains on disposal of businesses decreased by $5,701 consistent with the anticipated run-off of the business ceded to The Hartford in 2001 and John Hancock in 2000.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $265,809, or 19%, to $1,147,488 for the nine months ended September 30, 2006 from $1,413,297 for the nine months ended September 30, 2005. This decrease is primarily due to a decrease in policyholder benefits of $204,584 driven by the sale of the Independent – United States distribution channel in our pre-funded funeral business, the loss of a client in our AD&D business, and favorable experience in our group dental, group disability, and small employer group businesses. Selling, underwriting and general expenses decreased by $61,225 primarily due to a decrease in commission expense as a result of the loss of a client in our AD&D business, the sale of the Independent – United States distribution channel in our pre-funded funeral business, the transfer of our Canadian pre-funded funeral business to an affiliate and lower commission expense on small employer group business from lower sales and renewals.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4. Controls And Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Our 2005 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the nine months ended September 30, 2006.

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