Form 10-K
period 2006-12-31
UNION SECURITY INSURANCE CO
filed 2007-03-01
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

☐   Large accelerated filer        ☐  Accelerated filer        ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

As of February 15, 2007, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

i

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I

Item 1. Business

Legal Organization

Union Security Insurance Company (formerly known as Fortis Benefits Insurance Company) is a stock life insurance company formed in 1910 and organized under the laws of the State of Iowa. Since 1984, it has been an indirect wholly owned subsidiary of Assurant, Inc. (“Assurant”), which owns and operates companies that provide specialty insurance products and related services in North America and selected other markets. Assurant is traded on the New York Stock Exchange under the symbol AIZ.

In this report, references to the “Union Security,” “we,” “us” or “our” refer to Union Security Insurance Company.

Effective December 31, 2006, International Dental Plans, Inc. (“IDP”), an indirect wholly-owned subsidiary of Assurant, was merged into the operations of Union Security. Accordingly, all prior period amounts have been restated to conform to the 2006 presentation.

Effective April 1, 2006, Union Security transferred assets and liabilities related to its Canadian operations to Assurant Life of Canada (“ALOC”) for the purpose of re-domesticating Assurant’s Canadian operations. ALOC is also an indirect wholly-owned subsidiary of Assurant.

Effective November 9, 2005, Union Security signed an agreement with Forethought Life Insurance Company (“Forethought”) to sell via reinsurance new preneed insurance policies written as of October 1, 2005 in the United States via independent funeral homes and funeral home chains other than those owned and operated by Service Corporation International (“SCI”). Union Security will receive payments from Forethought over the next ten years based on the amount of business transitioned to Forethought.

Effective November 1, 2005, eight dental companies, all indirectly wholly owned subsidiaries of Assurant (the “Dental Companies”), were merged into the operations of Union Security. All of the Dental Companies engaged in the business of marketing prepaid dental care. The assets, liabilities, and operations of the Dental Companies for the year ended December 31, 2005 are included in our consolidated financial statements. Assets and liabilities were included at the current book value of the Dental Companies as of January 1, 2005. The Dental Companies had a combined net income of $3,358 for the year ended December 31, 2004. This amount is not included in our consolidated statements of operations for that period.

Dollar amounts are presented in U.S. dollars and all amounts are in thousands, except number of shares and number of employees.

Business Organization

Union Security is licensed to sell life, health and annuity insurance in the District of Columbia and in all states except New York. We write insurance products that are marketed by Assurant’s business segments (see Assurant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 for a full description of each of these businesses). We perform substantially all of the operations of the Assurant Employee Benefits segment. We market, sell and administer directly the group disability, group life and certain of the group dental insurance products, and we manage other Assurant subsidiaries that provide the prepaid dental products. With respect to the Assurant Health segment, we issue small group health insurance policies that are sold through an independent agency. Finally, with respect to the Assurant Solutions segment, we issue accidental death and dismemberment policies for which the segment performs the selling, marketing, and administration functions. We discontinued marketing all pre-funded life insurance business as a result of two transactions.

First, in November of 2005 we signed an agreement with Forethought to sell via reinsurance new preneed insurance policies written as of October 1, 2005 in the United States via independent funeral homes and funeral home chains other than those owned and operated by SCI. We will receive payments from Forethought over the next ten years based on the amount of business transitioned to Forethought. Second, in April of 2006 we transferred assets and liabilities related to our Canadian operations to ALOC. ALOC is also an indirect wholly-owned subsidiary of Assurant. Of our total gross revenues generated during 2006, approximately 48% was from the Assurant Employee Benefits segment, approximately 39% was from the Assurant Solutions segment and the remaining from the Assurant Health segment.

As an indirect wholly owned subsidiary of Assurant, Union Security does not have any publicly issued equity or debt securities. We are, however, subject to certain filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have issued certain variable and market value adjusted insurance contracts, which are required to be registered under the Securities Act of 1933, as amended (the “Securities Act”). Effective April 1, 2001, Assurant exited this line of business and sold the business segment, then referred to as Fortis Financial Group (“FFG”), to The Hartford Financial Services Group, Inc. and certain of its subsidiaries (“The Hartford”). This sale was accomplished by means of reinsurance and modified coinsurance. As a result, The Hartford is contractually responsible for servicing the insurance contracts, including the payment of benefits, oversight of investment management, overall contract administration and funding of reserves. If The Hartford fails to fulfill its obligations, however, we will be obligated to perform the services and make the required payments and funding.

Union Security was redomesticated to Iowa from Minnesota in 2004.

As of February 15, 2007, we had approximately 1,700 employees.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov.

For additional information that relates to our business, we refer you to Assurant’s annual report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC and available on the SEC’s website at www.sec.gov or through Assurant’s website at www.assurant.com.

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

•

Reinsurer’s Failure to Fulfill Obligations. In 2001, Assurant entered into a reinsurance agreement with The Hartford for the sale of its FFG division. Under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, we will be obligated to make these payments and administer this business in the event of a default by the reinsurer. In 2000, Assurant divested its long-term care (“LTC”) operations to John Hancock Life Insurance Company (“John Hancock”) through a reinsurance agreement. If John Hancock fails to fulfill its obligations, we would be obligated to make these payments.

•

Credit Risk of Some of Our Agents. We advance agents’ commissions as part of our pre-funded funeral insurance product offerings. These advances are a percentage of the total face amount of coverage as opposed to a percentage of the first-year premium paid, the formula that is more common in other life insurance markets. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. As a result of the sale of the independent United States pre-funded funeral business distribution, we will incur losses on chargebacks from agents who have been terminated who will be unable to repay their obligation.

For additional risks that relate to our business, we refer you to Assurant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC and available on the SEC’s website at www.sec.gov or through Assurant’s website at www.assurant.com.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is in Kansas City, Missouri, where we lease office space in a building owned by Assurant. We also lease from an unrelated party office space in Birmingham, Alabama, which is used to house certain employees of our dental benefits division and office space in Atlanta, Georgia used for our Assurant Solutions business. In addition, we have regional claims and sales offices throughout the United States. We believe that our leased properties are adequate for our current business operations.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our common stock. As of February 15, 2007, we had 1,000,000 shares of common stock outstanding, all of which are owned directly by Interfinancial Inc., a Georgia corporation that is a direct wholly owned subsidiary of Assurant, Inc. We paid $210,000, $180,000, and $76,250 in dividends to our stockholder in 2006, 2005 and 2004, respectively.

Item 6. Selected Financial Data

Not required under reduced disclosure format.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2006	2005
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,366,820	$1,710,771
Net investment income	286,974	293,910
Net realized gains (losses) on investments	8,490	(1,651)
Amortization of deferred gains on disposal of businesses	14,929	33,098
Fees and other income	73,183	10,427

Total revenues	1,750,396	2,046,555

Benefits, losses and expenses:
Policyholder benefits	1,027,054	1,293,289
Selling, underwriting and general expenses (1)	470,134	568,503

Total benefits, losses and expenses	1,497,188	1,861,792

Income before income taxes	253,208	184,763
Income taxes	106,576	68,792

Net income	$146,632	$115,971

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.

Year Ended December 31, 2006 Compared to December 31, 2005

Net Income

Net income increased by $30,661, or 26%, to $146,632 for the year ended December 31, 2006 from $115,971 for the year ended December 31, 2005. This increase is primarily due to approximately $40,500 of after-tax income from a legal settlement and growth in our disability business written through our Disability Reinsurance Management Services (“DRMS”) distribution channel. These increases are partially offset by a decrease in amortization of deferred gains on disposal of businesses and a decline in our group life business.

Total Revenues

Total revenues decreased by $296,159, or 14%, to $1,750,396 for the year ended December 31, 2006 from $2,046,555 for the year ended December 31, 2005. This decrease is primarily due to a decrease in net earned premiums and other considerations of $343,951 due to the sale of our Independent—United States distribution channel in our pre-funded funeral business, the loss of a client in our accidental death and dismemberment (“AD&D”) business and declines in our group dental, group life and small employer group health businesses. Also contributing to the decrease in revenues was a decrease in amortization of deferred gains on disposal of businesses of $18,169, of which we took a charge of approximately $10,600 over prior year as a result of our annual review of estimates affecting the deferred gain on disposal of businesses. These decreases were partially offset by a legal settlement, which resulted in a $62,300 increase to fees and other income, and an increase in net realized gains (losses) on investments primarily due to the reduction of commercial mortgage loan loss reserves of approximately $9,800 due to a refinement of management’s best estimate of this reserve.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $364,604, or 20%, to $1,497,188 for the year ended December 31, 2006 from $1,861,792 for the year ended December 31, 2005. This decrease is primarily due to a decrease in policyholder benefits of $266,235 driven by the sale of our Independent—United States distribution channel in our pre-funded funeral business and favorable claims experience in our group dental, group disability and small employer group health businesses. Also contributing to the decrease was lower selling, underwriting and general expenses of $98,369 primarily due to a decrease in commission expense as a result of the loss of a client in our AD&D business, the sale of the Independent – United States distribution channel in our pre-funded funeral business, the transfer of our Canadian pre-funded funeral business, and lower commissions resulting from lower sales and renewals in our group dental, group life and small employer group health businesses.

Income Taxes

Income taxes increased by $37,784, or 55%, to $106,576 for the year ended December 31, 2006 from $68,792 for the year ended December 31, 2005. The increase was primarily driven by approximately $20,000 associated with an increase in certain prior year tax liabilities.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and our stockholder’s interests. We are exposed to potential loss from various market risks, in particular interest rate risk, credit risk and inflation risk.

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

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans, primarily in the United States and Canada. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2006, we held $2,915,346 of fixed maturity securities at fair market value and $750,283 of commercial mortgages at amortized cost for a combined total of 85% of total invested assets. As of December 31, 2005, we held $3,488,415 of fixed maturity securities at fair market value and $758,966 of commercial mortgages at amortized cost for a combined total of 83% of total invested assets.

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

For at least 50% of our $1,303,620 of reinsurance recoverables at December 31, 2006, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $752,377 and $423,889 as of December 31, 2006 relating to two large coinsurance arrangements with The Hartford and John Hancock, respectively, related to sales of businesses are secured by such mechanisms. If the value of the assets in these trusts decreases, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John

Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 23% of our pre-funded funeral insurance policies with reserves of approximately $347,000 as of December 31, 2006 have death benefits that are guaranteed to grow with the Consumer Price Index. In times of rapidly rising inflation the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing a contract with payments tied to the Consumer Price Index. See “—Derivatives.”

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules in Part IV, Item 15(a) 1 and 2 of this report are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during Union Security’s fourth fiscal quarter in 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Not required under reduced disclosure format.

Item 11. Executive Compensation

Not required under reduced disclosure format.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not required under reduced disclosure format.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not required under reduced disclosure format.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2006. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by Assurant’s Audit Committee, in its capacity as a committee of Assurant’s Board of Directors, during the fiscal years ended December 31, 2006 and 2005.

	Fiscal Year Ended December 31, 2006		Fiscal Year Ended December 31, 2005
Description of Fees (in thousands)	Amount	Percentage	Amount	Percentage
Audit Fees	$1,113	100%	$1,914	100%
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

The Audit Committee of Assurant’s Board of Directors adopted written procedures for pre-approval of services by the independent auditors, including procedures relating to the Assurant Audit Committee’s power to:

•	Retain and terminate independent auditors and approve all audit engagement fees and terms;

•	Inform each registered public accounting firm performing work for Union Security that such shall report directly to the Assurant Audit Committee;

•

Directly oversee the work of any registered public accounting firm employed by Union Security, including the resolution of any disagreement between management and the auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or related work; and

•	Approve in advance any significant audit or non-audit engagement or relationship between Union Security and the independent auditors, other than “prohibited non-auditing services.”

“Prohibited nonauditing services” are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to Assurant and its subsidiaries constitutes not more than 5% of the total amount of revenues paid by Assurant and its subsidiaries to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by Assurant at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Assurant Audit Committee and approved prior to the completion of the audit by the Assurant Audit Committee or by one or more members of the Assurant Audit Committee to whom authority to grant such approvals has been delegated by the Assurant Board of Directors. The Assurant Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent auditors so long as it is presented to the full Assurant Audit Committee at a later time.

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

(a)3. Exhibits

The following exhibits either (a) are filed with this report or (b) have previously been filed with the SEC and are incorporated herein by reference to those prior filings. Exhibits are available upon request at the investor relations section of the Assurant website, located at www.assurant.com.

3.1	Articles of Incorporation of Fortis Benefits Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No. 33-03919).

3.2	By-laws of Fortis Benefits Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No. 33-03919).

3.3	Amendments to Articles of Incorporation and By-laws of Fortis Benefits Insurance Company dated November 21, 1991 (incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

3.4	Amendment to By-laws of Fortis Benefits Insurance Company dated May 1, 1999 (incorporated by reference from Exhibit 3(d) to the Registrant’s Form 10-K filed on March 30, 2001, File No. 33-63799).

3.5	Restated Articles of Incorporation of Fortis Benefits Insurance Company dated September 29, 2004 (incorporated by reference from Exhibit 3.1 to Registrant’s Form 10-Q filed November 12, 2004, File No. 33-37576).

3.6	Amendment To The Restated Articles of Incorporation of Fortis Benefits Insurance Company, effective September 6, 2005.

3.7	Restated By-laws of Fortis Benefits Insurance Company dated September 30, 2004 (incorporated by reference from Exhibit 3.6 to Registrant’s Form 10-K, originally filed March 31, 2005).

3.8	Amendment To The Restated Bylaws of Union Security Insurance Company effective September 6, 2005 (incorporated by reference from Exhibit 3.7 to Registrant’s Form 10-K, originally filed March 10, 2006).

4.1	Form of Annuity Contract (incorporated by reference from Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-4 and Variable Account D filed on April 28, 1998, File No. 33-37577).

4.2	Form of Certificate to be used in connection with Form of Combination Fixed and Variable Group Annuity Contract filed as Exhibit 4.1 to this report (incorporated by reference from Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.3	Form of Application to be used in connection with Form of Contract filed as Exhibit 4.1 to this report (incorporated by reference from Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-4 and Variable Account D filed on April 19, 2002, File No. 33-37577).

10.1	Asset Purchase and Assumption Reinsurance Agreement between Union Security Insurance Company and Assurant Life of Canada dated as of April 1, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Chief Executive Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2007.

UNION SECURITY INSURANCE COMPANY

By:	/S/ P. BRUCE CAMACHO
Name:	P. Bruce Camacho
Title:	President and Chief Executive Officer

By:	/S/ PETER A. WALKER
Name:	Peter A. Walker
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2007.

Signature	Title

/S/ ROBERT B. POLLOCK Robert B. Pollock	Chairman of the Board

/S/ P. BRUCE CAMACHO P. Bruce Camacho	President and Chief Executive Officer (Principal Executive Officer)

/S/ S. CRAIG LEMASTERS S. Craig Lemasters	Director

/S/ MICHAEL J. PENINGER Michael J. Peninger	Director

/S/ LESLEY G. SILVESTER Lesley G. Silvester	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Union Security Insurance Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Union Security Insurance Company and its subsidiaries (the Company), an indirect wholly owned subsidiary of Assurant, Inc. at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

March 1, 2007

Minneapolis, Minnesota

Union Security Insurance Company

Consolidated Balance Sheets

At December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$ 2,823,347 in 2006 and $3,316,091 in 2005)	$2,915,346	$3,488,415
Equity securities available for sale, at fair value (cost—$316,087 in 2006 and $ 317,341 in 2005)	320,010	318,120
Commercial mortgage loans on real estate at amortized cost	750,283	758,966
Policy loans	7,840	9,773
Short-term investments	48,141	80,329
Collateral held under securities lending	176,937	384,141
Other investments	87,323	61,024

Total investments	4,305,880	5,100,768
Cash and cash equivalents	75,233	19,042
Premiums and accounts receivable, net	98,598	88,566
Reinsurance recoverables	1,303,620	1,261,030
Due from affiliates	19,306	—
Accrued investment income	46,332	51,353
Deferred acquisition costs	63,571	123,222
Property and equipment, at cost less accumulated depreciation	577	1,069
Deferred income taxes, net	41,267	25,344
Goodwill	156,817	164,643
Value of business acquired	26,667	33,965
Other assets	38,153	42,194
Assets held in separate accounts	3,020,811	3,200,233

Total assets	$9,196,832	$10,111,429

Liabilities
Future policy benefits and expenses	$2,747,384	$3,154,577
Unearned premiums	38,945	39,980
Claims and benefits payable	1,938,726	1,936,611
Commissions payable	16,188	22,995
Reinsurance balances payable	3,143	10,529
Funds held under reinsurance	107	96
Deferred gains on disposal of businesses	158,155	173,084
Obligation under securities lending	176,937	384,141
Accounts payable and other liabilities	134,466	174,644
Due to affiliates	—	5,887
Tax payable	62,706	6,723
Liabilities related to separate accounts	3,020,811	3,200,233

Total liabilities	$8,297,568	$9,109,500

Commitments and contingencies (Note 16)

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	545,635	542,472
Retained earnings	286,350	334,928
Accumulated other comprehensive income	62,279	119,529

Total stockholder’s equity	899,264	1,001,929

Total liabilities and stockholder’s equity	$9,196,832	$10,111,429

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Operations

Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues
Net earned premiums and other considerations	$1,366,820	$1,710,771	$1,756,630
Net investment income	286,974	293,910	275,696
Net realized gains (losses) on investments	8,490	(1,651)	8,371
Amortization of deferred gains on disposal of businesses	14,929	33,098	43,299
Fees and other income	73,183	10,427	13,033

Total revenues	1,750,396	2,046,555	2,097,029
Benefits, losses and expenses
Policyholder benefits	1,027,054	1,293,289	1,352,139
Amortization of deferred acquisition costs and value of business acquired	46,376	78,258	75,011
Underwriting, general and administrative expenses	423,758	490,245	490,413

Total benefits, losses and expenses	1,497,188	1,861,792	1,917,563

Income before income taxes	253,208	184,763	179,466
Income taxes	106,576	68,792	59,832

Net income	$146,632	$115,971	$119,634

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, January 1, 2004	$5,000	$516,873	$344,097	$156,402	$1,022,372
Dividends on common stock	—	—	(76,250)	—	(76,250)
Other	—	—	1,674	—	1,674
Comprehensive income:
Net income	—	—	119,634	—	119,634
Net change in unrealized gains on securities	—	—	—	13,489	13,489
Foreign currency translation	—	—	(23)	2,784	2,761

Total comprehensive income					135,884

Balance, December 31, 2004	5,000	516,873	389,132	172,675	1,083,680
Dental mergers (see Note 1)	—	25,599	9,825	34	35,458
Dividends on common stock	—	—	(180,000)	—	(180,000)
Comprehensive income:
Net income	—	—	115,971	—	115,971
Net change in unrealized gains on securities	—	—	—	(53,480)	(53,480)
Foreign currency translation	—	—	—	300	300

Total comprehensive income					62,791

Balance, December 31, 2005	5,000	542,472	334,928	119,529	1,001,929
Dividends on common stock	—	—	(210,000)	—	(210,000)
Transfer of Canadian Operations (See Note 1)	—	5,824	14,790	(18,956)	1,658
Capital Contribution	—	10	—	—	10
Other	—	(2,671)	—	—	(2,671)
Comprehensive income:
Net income	—	—	146,632	—	146,632
Net change in unrealized gains on securities	—	—	—	(38,445)	(38,445)
Foreign currency translation	—	—	—	151	151

Total comprehensive income					108,338

Balance, December 31, 2006	$5,000	$545,635	$286,350	$62,279	$899,264

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Operating activities
Net income	$146,632	$115,971	$119,634
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverable	(42,590)	(22,919)	(27,812)
Change in premiums and accounts receivable	(25,271)	2,370	(19,060)
Depreciation and amortization	1,519	2,293	2,641
Change in deferred acquisition costs and value of businesses acquired	18,501	(213)	(3,095)
Change in accrued investment income	(476)	655	(2,001)
Change in insurance policy reserves and expenses	(13,885)	159,969	211,066
Change in accounts payable and other liabilities	(4,657)	(9,270)	7,019
Change in commissions payable	(3,393)	2,978	3,637
Change in reinsurance balances payable	(7,386)	3,802	1,589
Change in funds held under reinsurance	11	3	(7)
Amortization of deferred gain on disposal of businesses	(14,929)	(33,098)	(43,299)
Change in income taxes	66,750	22,239	11,396
Net realized (gains) losses on investments	(8,490)	1,651	(8,371)
Other	8,919	7,837	2,123

Net cash provided by operating activities	121,255	254,268	255,460

Investing activities
Sales of:
Fixed maturities available for sale	670,674	499,575	578,205
Equity securities available for sale	153,615	56,683	44,282
Property and equipment	26	—	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	158,376	253,806	175,875
Purchase of:
Fixed maturities available for sale	(702,666)	(745,141)	(831,922)
Equity securities available for sale	(198,150)	(74,251)	(103,020)
Property and equipment	—	(22)	—
Change in other investments	(26,299)	(12,004)	5,742
Change in commercial mortgage loans on real estate	(8,312)	(62,152)	(59,273)
Change in short-term investments	31,206	(15,324)	24,237
Change in collateral held under securities lending	207,204	(51,865)	(47,622)
Change in policy loans	562	225	803

Net cash provided by (used in) investing activities	$286,236	$(150,470)	$(212,693)

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Cash Flows—(Continued)

Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Financing activities
Net cash received from transfer of Canadian operations	$65,894	$—	$—
Dividends paid	(210,000)	(180,000)	(76,250)
Change in obligation under securities lending	(207,204)	51,865	47,622
Contributed capital	10	—	—

Net cash used in financing activities	$(351,300)	$(128,135)	$(28,628)
Change in cash and cash equivalents	56,191	(24,337)	14,139
Cash and cash equivalents at beginning of period	19,042	43,379	29,240

Cash and cash equivalents at end of period	$75,233	$19,042	$43,379

Supplemental information:
Income taxes paid (net of refunds)	$39,446	$45,964	$48,447

Supplemental schedule of non-cash investing activities:

Non-cash activities:
Foreign currency translation	$151	$300	$2,784

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(In thousands except share data)

1. Nature of Operations

Union Security Insurance Company (the “Company”), formerly known as Fortis Benefits Insurance Company, is a provider of life and health insurance products. The Company is an indirect wholly owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ.

The Company was redomesticated to Iowa from Minnesota in 2004. The Company distributes its products in all states except New York. The Company’s revenues are derived principally from group employee benefits and group health products. The Company offers group disability insurance, group dental insurance, group life insurance and small employer group health insurance.

Effective December 31, 2006, International Dental Plans, Inc. (“IDP”), an indirect wholly-owned subsidiary of the Parent, was merged into the operations of the Company. Accordingly, all prior period amounts have been restated to conform to the 2006 presentation.

Effective April 1, 2006, the Company transferred assets and liabilities related to its Canadian operations to Assurant Life of Canada (“ALOC”) for the purpose of re-domesticating Assurant’s Canadian operations. ALOC is also an indirect wholly-owned subsidiary of the Parent. See Note 15 – Related Party Transactions.

Effective November 9, 2005, the Company signed an agreement with Forethought Life Insurance Company (“Forethought”) to sell via reinsurance new preneed insurance policies written as of October 1, 2005 in the United States via independent funeral homes and funeral home chains other than those owned and operated by Service Corporation International (“SCI”). The Company will receive payments from Forethought over the next ten years based on the amount of business transitioned to Forethought.

Effective November 1, 2005, eight dental companies, indirectly wholly owned subsidiaries of the Parent (the “Dental Companies”), were merged into the operations of the Company. All of the Dental Companies engaged in the business of marketing prepaid dental care. The assets, liabilities, and operations of the Dental Companies for the year ended December 31, 2005 are included in the consolidated financial statements of the Company. Assets and liabilities were included at the current book value of the Dental Companies as of January 1, 2005. The Dental Companies had a combined net income of $3,358 for the year ended December 31, 2004. This amount is not included in the consolidated statements of operations of the Company for that period.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Dollar amounts are presented in U.S. dollars and all amounts are in thousands, except for number of shares.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

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

Comprehensive Income

Comprehensive income is comprised of net income, unrealized gains and losses on foreign currency translation and unrealized gains and losses on securities classified as available for sale, less deferred income taxes.

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

Foreign Currency Translation

For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign currency translation gains (losses) net of deferred income taxes have been reflected in “accumulated other comprehensive income”.

Investments

Fixed maturities and equity securities are classified as available-for-sale and reported at fair value. If the fair value is higher than the amortized cost for debt securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in accumulated other comprehensive income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience and individually impaired loan analysis. A loan is considered individually impaired when it becomes probable the Company will be unable to collect all amounts due, including principal and interest. Changes in the allowance for loan losses are recorded in net realized gains and losses.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include all investment cash and short maturity investments. These amounts are reported at cost, which approximates fair value.

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Collateral held under securities lending and the obligation under securities lending are reported at cost, which approximates fair value.

Other investments consist primarily of investments in joint ventures, partnerships and invested assets associated with a modified coinsurance arrangement. The joint ventures and partnerships are valued according to the equity method of accounting. The invested assets related to modified coinsurance arrangements are classified as trading securities and are reported at fair value.

The Company monitors its investment portfolio to identify investments that may be other than temporarily impaired. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watchlist, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the writedown reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Realized gains and losses on sales of investments and declines in value judged to be other-than-temporary are recognized on the specific identification basis.

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

Receivables

The Company reports a receivable when revenue has been recognized and reported but not collected. The Company maintains allowances for doubtful accounts for probable losses resulting from the inability to collect payments.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions.

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

Income Taxes

The Company reports its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of the Parent. Income tax expense or credit is allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a tax allocation agreement.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Acquisition costs relating to worksite group disability and life consist primarily of first year commissions to brokers and one time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

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

Acquisition costs on Fortis Financial Group (“FFG”) and Long-Term Care (“LTC”) disposed businesses were written off when the businesses were sold.

Short Duration Contracts

Acquisition costs relating to monthly pay credit insurance business consist mainly of direct marketing costs and are deferred and amortized over the estimated average terms and balances of the underlying contracts.

Acquisition costs relating to group term life, group disability and group dental consist primarily of compensation to sales representatives. These acquisition costs are front-end loaded; thus, they are deferred and amortized over the estimated terms of the underlying contracts.

Acquisition costs on small group medical contracts consist primarily of commissions to agents and brokers and compensation to representatives. These contracts are considered short duration because the terms of the contract are not fixed at issue and they are not guaranteed renewable. As a result, these costs are not deferred, but rather they are recorded in the consolidated statement of operations in the period in which they are incurred.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“FAS 142”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. As part of the adoption of FAS 142, the Company is required to test goodwill on at least an annual basis. The Company performed a January 1, 2005 impairment test during the first quarter and concluded that goodwill is not impaired. Effective September 30, 2005, the Company changed the timing of its annual goodwill impairment test to the fourth quarter based on actual data through October 1st. The Company determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle and provide more timely analysis on the recoverability of goodwill. The Company’s fourth quarter 2006 impairment test also concluded that goodwill is not impaired.

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

Other Assets

Other assets include prepaid items and intangible assets. Identifiable intangible assets with finite lives, including costs capitalized relating to developing software for internal use, are amortized on a straight-line basis over their estimated useful lives. The Company tests the intangible assets for impairment whenever circumstances warrant, but at least annually. If impairment exists, then the excess of the unamortized balance over the fair value of the intangible assets will be charged to earnings at that time.

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

Prior to April 2, 2001, FFG had issued variable insurance products registered as securities under the Securities Act of 1933, as amended. These products featured fixed premiums, a minimum death benefit, and policyholder returns linked to an underlying portfolio of securities. The variable insurance products issued by FFG have been 100% reinsured with The Hartford Financial Services Group Inc. (“The Hartford”).

Reserves

Reserves are established according to GAAP, using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

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

Future policy benefits and expense reserves for pre-funded funeral investment-type annuities, universal life insurance policies and investment-type annuity contracts no longer offered, and the variable life insurance and investment-type annuity contracts within FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

For worksite group disability, the case reserves and incurred but not reported (“IBNR”) reserves are recorded at an amount equal to the net present value of the expected future claims payments. Worksite group disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are revised.

Short Duration Contracts

For short duration contracts, claims and benefits payable reserves are reported when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) IBNR reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

For group disability, the case reserves and the IBNR reserves are reported at an amount equal to the net present value of the expected claims future payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio. Group long term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policies.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as estimates are revised.

Deferred Gains on Disposal of Businesses

The Company reports deferred gains on disposal of businesses for disposals utilizing reinsurance. On March 1, 2000, the Parent sold its LTC business using a coinsurance contract. On April 1, 2001, the Parent sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gains on these disposals were deferred and reported as a liability and decreased as recognized and reported as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gains on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company.

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts being sold are pre-funded funeral life insurance, investment type annuities and worksite group disability and life insurance. The pre-funded funeral life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Index or determined periodically at the discretion of management. For pre-funded funeral life insurance policies, revenues are recognized and reported when due from policyholders. For pre-funded funeral investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized when earned on the worksite group disability.

For traditional life insurance contracts previously sold by the preneed business but no longer offered, revenue is recognized and reported when due from policyholders.

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

Contingencies

The Company follows SFAS No. 5, Accounting for Contingencies (“FAS 5”), which requires the Company to evaluate each contingent matter separately. A loss is reported if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company reports an estimated reserve at the low end of the estimated range. Contingencies affecting the Company include litigation matters which are inherently difficult to evaluate and are subject to significant changes.

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Recent Accounting Pronouncements Adopted

On January 1, 2006, the Parent adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which replaces Statement of Financial Accounting Standards No. 123, Share-Based Payment and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. Under FAS 123R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The Parent adopted FAS 123R using the modified prospective method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R. The adoption of FAS 123R did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2006, the Company adopted FAS No. 154, Accounting Changes and Error Corrections (“FAS 154”), a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 changes the accounting and reporting of a change in accounting principle. Prior to FAS 154, the majority of voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of FAS 154 did not have a material effect on the Company’s consolidated financial position or results of operations.

On September 29, 2006 the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). This standard requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement plans on their balance sheet with an offsetting adjustment to accumulated other comprehensive income. FAS 158 requires companies to make additional disclosures, but does not change how pensions and postretirement benefits are accounted for and reported in the income statement. The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. The Company has no legal obligation for benefits under these plans. The adoption of FAS 158 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. The Company adopted SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Outstanding

In September 2005, the AICPA issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 will not have a material impact on the Company’s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and, therefore, the Company is required to adopt FIN 48 by the first quarter of 2007. The adoption of FIN 48 will not have a material impact on the Company’s consolidated financial statements.

On September 15, 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 by the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 by the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s consolidated financial statements.

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

3. Investments

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2006 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$68,277	$2,838	$(67)	$71,048
States, municipalities and political subdivisions	47,800	1,692	(63)	49,429
Foreign governments	73,985	6,860	(128)	80,717
Public utilities	457,894	17,497	(4,278)	471,113
All other corporate bonds	1,907,149	84,770	(14,722)	1,977,197
Mortgage backed securities	268,242	1,071	(3,471)	265,842

Total fixed maturities	$2,823,347	$114,728	$(22,729)	$2,915,346

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	316,087	6,387	(2,464)	320,010

Total equity securities	$316,087	$6,387	$(2,464)	$320,010

The amortized cost and fair value of fixed maturities and equity securities at December 31, 2005 were as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$119,519	$6,469	$(183)	$125,805
States, municipalities and political subdivisions	31,302	2,144	(25)	33,421
Foreign governments	211,743	18,018	(182)	229,579
Public utilities	458,182	26,545	(2,976)	481,751
All other corporate bonds	2,140,014	134,878	(10,592)	2,264,300
Mortgage backed securities	355,331	1,890	(3,662)	353,559

Total fixed maturities	$3,316,091	$189,944	$(17,620)	$3,488,415

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	317,341	5,053	(4,274)	318,120

Total equity securities	$317,341	$5,053	$(4,274)	$318,120

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

The amortized cost and fair value of fixed maturities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$51,416	$51,530
Due after one year through five years	323,735	331,716
Due after five years through ten years	562,098	568,438
Due after ten years	1,617,856	1,697,820

Total	2,555,105	2,649,504
Mortgage and asset backed securities	268,242	265,842

Total	$2,823,347	$2,915,346

Proceeds from sales of available for sale securities were $829,365, $559,833, and $622,416 during 2006, 2005 and 2004, respectively. Gross gains of $13,077, $13,824 and $16,151 and gross losses of $14,010, $15,399 and $6,870 were realized on dispositions in 2006, 2005 and 2004, respectively.

Major categories of net investment income were as follows:

	Years Ended December 31,
	2006	2005	2004
Fixed maturities	$191,823	$208,916	$203,862
Equity securities	21,877	21,012	19,622
Commercial mortgage loans on real estate	55,112	54,563	55,329
Policy loans	497	555	574
Short-term investments	2,769	2,037	717
Other investments	23,886	15,704	5,149
Cash and cash equivalents	687	613	264

Investment income	296,651	303,400	285,517

Investment expenses	(9,677)	(9,490)	(9,821)

Net investment income	$286,974	$293,910	$275,696

The net realized gains (losses) recorded in income for 2006, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Fixed maturities	$848	$(373)	$8,711
Equity securities	(2,129)	(1,468)	439

Total marketable securities	(1,281)	(1,841)	9,150
Real estate	—	—	(130)
Other	9,771	190	(649)

Total	$8,490	$(1,651)	$8,371

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

The Company recorded $348, $266 and $131 of pre-tax realized losses in 2006, 2005 and 2004, respectively, associated with other-than-temporary declines in value of available for sale securities.

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2006 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$33,131	$(65)	$49	$(2)	$33,180	$(67)
States, municipalities and political subdivisions	3,739	(51)	1,013	(12)	4,752	(63)
Foreign governments	4,599	(123)	244	(5)	4,843	(128)
Public utilities	140,191	(3,613)	16,773	(665)	156,964	(4,278)
All other corporate bonds	579,739	(12,003)	71,450	(2,719)	651,189	(14,722)
Mortgage backed securities	164,216	(2,326)	30,053	(1,145)	194,269	(3,471)

Total fixed maturities	$925,615	$(18,181)	$119,582	$(4,548)	$1,045,197	$(22,729)

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	95,523	(1,645)	18,071	(819)	113,594	(2,464)

Total equity securities	$95,523	$(1,645)	$18,071	$(819)	$113,594	$(2,464)

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

The investment category and duration of the Company’s gross unrealized losses on fixed maturities and equity securities at December 31, 2005 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities
Bonds:
United States Government and government agencies and authorities	$14,141	$(181)	$48	$(2)	$14,189	$(183)
States, municipalities and political subdivisions	—	—	1,036	(25)	1,036	(25)
Foreign governments	10,156	(165)	467	(17)	10,623	(182)
Public utilities	84,348	(2,577)	12,454	(399)	96,802	(2,976)
All other corporate bonds	447,496	(9,015)	28,249	(1,577)	475,745	(10,592)
Mortgage backed securities	168,489	(2,144)	44,631	(1,518)	213,120	(3,662)

Total fixed maturities	$724,630	$(14,082)	$86,885	$(3,538)	$811,515	$(17,620)

Equity securities
Non-redeemable preferred stocks:
Non-sinking fund preferred stocks	134,790	(2,979)	24,213	(1,295)	159,003	(4,274)

Total equity securities	$134,790	$(2,979)	$24,213	$(1,295)	$159,003	$(4,274)

The total unrealized losses represent 2% of the aggregate fair value of the related securities at December 31, 2006 and 2005. Approximately 79% and 78% of these unrealized losses have been in a continuous loss position for less than twelve months in 2006 and 2005, respectively. The total unrealized losses are comprised of 518 and 543 individual securities with 95% and 97% of the individual securities having an unrealized loss of less than $200 in 2006 and 2005, respectively. The total unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $793 and $4,224 in 2006 and 2005, respectively. There were no securities with an unrealized loss of greater than $200 having a market value below 90% and 86% of book value at December 31, 2006 and 2005, respectively.

As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and recorded $348, $266 and $131 of additional other-than-temporary impairments as of December 31, 2006, 2005 and 2004, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the securities in an unrealized loss position as of December 31, 2006 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. The Company has the intent and ability to hold these assets until the date of recovery.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2006, approximately 42% of the outstanding

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

principal balance of commercial mortgage loans was concentrated in the states of California, New York and Pennsylvania. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $62 to $13,664 at December 31, 2006 and from $21 to $13,953 at December 31, 2005. The mortgage loan balance valuation allowance for losses was $2,705 and $12,831 at December 31, 2006 and 2005, respectively.

At December 31, 2006, loan commitments outstanding totaled approximately $11,995. Furthermore, at December 31, 2006, the Company is committed to fund additional capital contributions of $10,723 to joint ventures and to certain investments in limited partnerships.

The Company has short term investments and fixed maturities carried at $4,740 and $334,131 at December 31, 2006 and 2005, respectively, on deposit with various governmental authorities as required by law. The reason for the large decrease is due to the transfer of the Company’s Canadian business to ALOC. See Note 15—Related Party Transactions.

Security Lending

The Company engages in transactions in which fixed maturities, especially bonds issued by the United States Government, agencies, and U.S. Corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash held by a custodian bank for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral. At December 31, 2006 and 2005, securities with a fair value of $172,528 and $370,272, respectively, were on loan to select brokers and are included in the Company’s available for sale investment. At December 31, 2006 and 2005, collateral with a fair value of $176,937 and $384,141, respectively, is included in the Company’s assets with offsetting liabilities.

4. Income Taxes

The Company and its subsidiaries are subject to U.S. tax and are part of a U.S. consolidated federal income tax return with the Parent. Information about the Company’s current and deferred tax expense are as follows:

	Years Ended December 31,
	2006	2005	2004
Current expense:
Federal	$94,368	$43,766	$35,244
Foreign	274	788	494

Total current expense	94,642	44,554	35,738
Deferred expense (benefit)
Federal	11,934	24,968	24,712
Foreign	—	(730)	(618)

Total deferred expense	11,934	24,238	24,094

Total income tax expense	$106,576	$68,792	$59,832

International operations of the Company are subject to income taxes imposed by the jurisdiction in which they operate.

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%
Reconciling items:
Dividends received deduction	(2.1)	(2.9)	(2.7)
Permanent nondeductible expenses	(0.3)	0.2	0.2
Adjustment for deferred liabilities	—	—	(0.5)
Change in reserve for prior year taxes	9.5	4.8	1.7
Goodwill	—	0.1	—
Other	—	—	(0.4)

Effective income tax rate:	42.1%	37.2%	33.3%

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Policyholder and separate account reserves	$923	$21,485
Accrued liabilities	11,881	3,837
Investment adjustments	131	3,850
Deferred acquisition costs	26,794	10,858
Deferred gains on reinsurance	55,354	60,579

Gross deferred tax assets	95,083	100,609

Deferred tax liabilities:
Unrealized gains on fixed maturities and equities	33,132	60,587
Other liabilities	20,684	14,678

Gross deferred tax liabilities	53,816	75,265

Net deferred income tax asset	$41,267	$25,344

At December 31, 2006, the Company and its subsidiaries had no capital loss carryforwards for U.S. federal income tax purposes.

5. Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible items. A summary of such receivables is as follows:

	As of December 31,
	2006	2005
Insurance premiums receivable	$77,187	$82,263
Other receivables	28,023	12,829
Allowance for uncollectible items	(6,612)	(6,526)

Total	$98,598	$88,566

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

6. Stockholder’s Equity

The Board of Directors of the Company has authorized 1,000,000 shares of common stock with a par value of $5 per share. All the shares are issued and outstanding as of December 31, 2006 and 2005. All the outstanding shares at December 31, 2006 are owned by the Parent (see Note 1). The Company paid dividends of $210,000, $180,000 and $76,250 at December 31, 2006, 2005 and 2004, respectively.

The maximum amount of dividends which can be paid by the State of Iowa insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus (see Note 7).

7. Statutory Information

Statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the Iowa Department of Commerce. Prescribed Statutory Accounting Principles (“SAP”) includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules.

The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 7) certain assets are not admitted for purposes of determining surplus under SAP; 8) methodologies used to determine the amounts of deferred taxes and goodwill are different under SAP than under GAAP; and 9) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP.

The Company’s statutory net income and capital and surplus are as follows:

	Years Ended and at December 31,
	2006		2005	2004
Statutory Net Income	$212,898	(1)	$127,094	$127,187

Statutory Capital and Surplus	$515,105		$535,418	$602,875

(1)	The $212,898 net income in 2006 includes a gain of approximately $31,700, after-tax, resulting from the April 2006 transfer of the Company’s Canadian insurance operations to an affiliated entity not subject to SAP and approximately $40,500, after-tax, from a settlement awarded to the Company in the fourth quarter of 2006 resulting from the successful resolution of a contract dispute with Progeny Marketing Innovations, a wholly-owned subsidiary of Cendant Corporation.

Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. The Company exceeds the minimum RBC requirements.

Dividend distributions to the Parent are restricted as to the amount by state regulatory requirements. A dividend is extraordinary when combined with all other dividends and distributions made within the preceding 12 months exceeds the greater of 10% of the insurers surplus as regards to policyholders on December 31 of the next preceding year, or the net gain from operations. In 2006, the Company declared and paid dividends of $210,000, of which all was extraordinary. In 2005, the Company declared and paid dividends of $180,000, of which

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

$120,280 was ordinary and $59,720 was extraordinary. In 2004, the Company declared and paid dividends of $76,250, all of which were ordinary. The Company has the ability, under state regulatory requirements, to dividend up to $144,000 to its parent in 2007 without permission from Iowa regulators.

8. Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	2006	2005
Ceded future policyholder benefits and expenses	$1,212,991	$1,181,660
Ceded unearned premium	19,579	19,263
Ceded claims and benefits payable	56,427	45,003
Ceded paid losses	14,623	15,104

Total	$1,303,620	$1,261,030

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2006			2005			2004
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Gross earned
Premiums and other considerations	$384,626	$1,089,002	$1,473,628	$475,081	$1,360,420	$1,835,501	$512,103	$1,367,581	$1,879,684
Premiums assumed	11,655	180,522	192,177	14,513	153,412	167,925	18,383	160,827	179,210
Premiums ceded	(291,700)	(7,285)	(298,985)	(276,240)	(16,415)	(292,655)	(278,496)	(23,768)	(302,264)

Net earned premiums and other considerations	$104,581	$1,262,239	$1,366,820	$213,354	$1,497,417	$1,710,771	$251,990	$1,504,640	$1,756,630

Gross policyholder
Benefits	$851,688	$710,890	$1,562,578	$877,175	$905,968	$1,783,143	$771,003	$935,771	$1,706,774
Benefits assumed	36,405	179,652	216,057	39,758	159,283	199,041	43,067	151,705	194,772
Benefits ceded	(748,887)	(2,694)	(751,581)	(682,240)	(6,655)	(688,895)	(545,646)	(3,761)	(549,407)

Net policyholder benefits	$139,206	$887,848	$1,027,054	$234,693	$1,058,596	$1,293,289	$268,424	$1,083,715	$1,352,139

The Company had $127,789 and $126,940 of assets held in trusts as of December 31, 2006 and 2005, respectively, for the benefit of others related to certain reinsurance arrangements.

The Company utilizes ceded reinsurance for loss protection and capital management, business divestitures, client risk and profit sharing.

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

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

In 2005, the Parent signed an agreement with Forethought whereby the Company agreed to discontinue writing new preneed insurance policies in the United States via independent funeral homes and funeral home chains other than those owned and operated by SCI for a period of ten years. The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought.

In 2001, the Parent entered into a reinsurance agreement with The Hartford for the sale of its FFG division. The Company’s reinsurance recoverable from The Hartford was $752,377 and $819,735 as of December 31, 2006 and 2005, respectively. The Company would be responsible to administer this business in the event of a default by the reinsurer. In addition, under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments. Assets backing ceded liabilities related to these businesses are held in trust for the benefit of the Company and the separate accounts relating to the annuity business are still reflected as separate accounts in the Company’s balance sheet.

In 2000, the Parent divested its LTC operations to John Hancock. The Company’s reinsurance recoverable from John Hancock was $423,889 and $354,288 as of December 31, 2006 and 2005, respectively.

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

9. Reserves

The following table provides reserve information by major lines of business as of December 31, 2006 and 2005:

	December 31, 2006				December 31, 2005
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$1,354,105	$1,554	$4,643	$899	$1,740,023	$1,940	$5,494	$1,125
Life insurance no longer offered	278,578	655	730	26	289,078	687	856	27
FFG and LTC disposed businesses	1,110,516	18,632	41,838	5,280	1,121,837	18,964	30,533	2,689
All other	4,185	514	14,019	7,439	3,639	636	10,940	8,329
Short Duration Contracts:
Group term life	—	6,448	309,144	51,278	—	5,824	312,096	55,832
Group disability	—	1,926	1,298,627	149,944	—	1,913	1,269,320	162,413
Medical	—	6,002	10,451	16,901	—	6,360	13,263	21,041
Dental	—	3,208	3,331	18,392	—	3,561	3,142	21,516
Credit life and disability	—	6	1,505	4,279	—	95	3,464	14,531

Total	$2,747,384	$38,945	$1,684,288	$254,438	$3,154,577	$39,980	$1,649,108	$287,503

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

The following table provides a roll forward of the claims and benefits payable for the Company’s group term life and group disability lines of business. These are the Company’s product lines with the most significant short duration claims and benefits payable balances.

	Group Term Life	Group Disability
Balance as of January 1, 2004, gross of reinsurance	$368,873	$1,307,849
Less: Reinsurance ceded and other (1)	(37)	(16,182)

Balance as of January 1, 2004, net of reinsurance	368,836	1,291,667
Incurred losses related to:
Current year	207,733	388,819
Prior year’s interest	9,552	57,010
Prior year(s)	(44,375)	(67,488)

Total incurred losses	172,910	378,341
Paid losses related to:
Current year	130,901	67,214
Prior year(s)	41,671	247,883

Total paid losses	172,572	315,097
Balance as of December 31, 2004, net of reinsurance	369,174	1,354,911
Plus: Reinsurance ceded and other (1)	36	13,909

Balance as of December 31, 2004, gross of reinsurance	$369,210	$1,368,820
Less: Reinsurance ceded and other (1)	(36)	(13,909)

Balance as of January 1, 2005, net of reinsurance	369,174	1,354,911
Incurred losses related to:
Current year	199,360	370,700
Prior year’s interest	9,159	61,415
Prior year(s)	(50,890)	(37,384)

Total incurred losses	157,629	394,731
Paid losses related to:
Current year	121,059	69,114
Prior year(s)	38,072	263,098

Total paid losses	159,131	332,212
Balance as of December 31, 2005, net of reinsurance	367,672	1,417,430
Plus: Reinsurance ceded and other (1)	256	14,303

Balance as of December 31, 2005, gross of reinsurance	$367,928	$1,431,733
Less: Reinsurance ceded and other (1)	(256)	(14,303)

Balance as of January 1, 2006, net of reinsurance	367,672	1,417,430
Incurred losses related to:
Current year	188,983	373,609
Prior year’s interest	9,575	62,270
Prior year(s)	(54,438)	(78,352)

Total incurred losses	144,120	357,527
Paid losses related to:
Current year	117,626	64,914
Prior year(s)	34,156	271,526

Total paid losses	151,782	336,440
Balance as of December 31, 2006, net of reinsurance	360,010	1,438,517
Plus: Reinsurance ceded and other (1)	412	10,054

Balance as of December 31, 2006, gross of reinsurance	$360,422	$1,448,571

(1)	Reinsurance ceded and other includes claims and benefits payable balance that have either been [a] reinsured to third parties, [b] established for claims related expenses whose subsequent payment is not recorded as a paid claim, or [c] reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Claims and benefits payable include claims in process as well as provisions for incurred but not reported claims. Such amounts are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefit changes, medical inflation, seasonality, membership, product mix, legislative and regulatory environment, economic factors, disabled life mortality and claim termination rates and other relevant factors. The Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.

Since claims and benefits payable include estimates developed from various actuarial methods, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates. As shown in the table above, if the amounts listed on the line labeled “Incurred losses related to: Prior year” are negative (redundant) this means that the Company’s actual losses incurred related to prior years for these lines were less than the estimates previously made by the Company. If the line labeled “Incurred losses related to: Prior year” are positive (deficient) this means that the Company’s actual losses incurred related to prior years for these lines were greater than the estimates previously made by the Company.

The Group Term Life redundancies in all years are due to actual mortality rates running below those assumed in prior year reserves, and actual recovery rates running higher than those assumed in prior year reserves.

Group Disability claims and benefits payable show redundancies in all years due to actual claim recovery rates exceeding those assumed in prior year reserves.

Long Duration Contracts

The Company’s long duration contracts are comprised of pre-funded funeral life insurance policies and annuity contracts, life insurance policies no longer offered, and FFG and LTC disposed businesses. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).

PreNeed Business—Independent Division

Interest and discount rates for pre-funded funeral life insurance are level, vary by year of issuance and product, and ranged from 4.7% to 7.3% in 2006 and 2005 before provisions for adverse deviation, which ranged from 0.2% to 0.5% in both 2006 and 2005.

Interest and discount rates for traditional life insurance no longer offered vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2006 and 2005 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in both 2006 and 2005.

Mortality assumptions are based upon pricing assumptions and modified to allow provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future policy benefit increases on pre-funded funeral life insurance policies ranged from 1.0% to 7.0% in 2006 and 2005. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2006 and 2005 with the exception of most policies issued in 2006 and 2005 where the assumption was 2.3%. Traditional life products issued by the PreNeed business have level benefits.

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 2.0% to 5.5% in 2006 and 2005. Withdrawal charges, if any, generally range from 7.0% to 0% and grade to zero over a period of seven years for business issued in the United States. Canadian annuity products have a surrender charge that varies by product series and premium paying period, typically grading to zero after all premiums have been paid.

FFG and LTC

The reserves for FFG and LTC are included in the company’s reserves in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“FAS 113”). The Company maintains an offsetting reinsurance recoverable related to these reserves (see note 8).

Short Duration Contracts

The Company’s short duration contracts are comprised of group term life, group disability, medical, dental, and credit life and disability. The principal products and services included in these categories are described in the summary of significant accounting polices (see note 2).

The Company’s short duration group disability category includes short and long term disability products. Claims and benefits payable for long-term disability have been discounted at 5.25%. The December 31, 2006 and 2005 liabilities include $1,410,711 and $1,376,793, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2006 and 2005 are $445,004 and $445,984, respectively.

10. Fair Value Disclosures

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

Fixed maturity securities: the fair value for fixed maturity securities, which includes both public and 144A securities, is based on quoted market prices, where available. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, excluding 144A securities, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities: the fair value of equity securities and non-sinking fund preferred stocks is based on quoted market prices.

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Commercial mortgage loans and policy loans: the fair values of mortgage loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Mortgage loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts of policy loans reported in the balance sheets approximate fair value.

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

Other assets: a derivative instrument, the Consumer Price Index Cap, is recorded in other assets. The fair value of this derivative is based on quoted market prices.

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$75,233	$75,233	$19,042	$19,042
Fixed maturities	2,915,346	2,915,346	3,488,415	3,488,415
Equity securities	320,010	320,010	318,120	318,120
Commercial mortgage loans on real estate	750,283	774,030	758,966	815,753
Policy loans	7,840	7,840	9,773	9,773
Short-term investments	48,141	48,141	80,329	80,329
Collateral held under securities lending	176,937	176,937	384,141	384,141
Other investments	87,323	87,323	61,024	61,024
Other assets	6,451	6,451	8,753	8,753
Assets held in separate accounts	3,020,811	3,020,811	3,200,233	3,200,233
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$355,178	$352,809	$616,733	$609,603
Obligations under securities lending	176,937	176,937	384,141	384,141
Liabilities related to separate accounts	3,020,811	3,020,811	3,200,233	3,200,233

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

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

11. Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension cost allocated to the Company amounted to $8,240, $7,881 and $9,409 for 2006, 2005 and 2004, respectively.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was $5,688, $5,656 and $5,462 for 2006, 2005 and 2004, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by the Parent. Health care benefits, either through the Parent’s sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993. The Company made contributions to the postretirement benefit plans of $0, $0 and $1,767 in 2006, 2005 and 2004, respectively, as claims were incurred. During 2006, 2005 and 2004 the Company incurred expenses related to retirement benefits of $1,532, $1,505 and $4,333, respectively.

12. Deferred Policy Acquisition Costs

Information about deferred policy acquisition costs follows:

	December 31,
	2006	2005	2004
Beginning Balance	$123,222	$116,060	$103,606
Transfer of Canadian Business	(45,690)	—	—
Costs deferred	27,874	78,432	78,106
Amortization	(41,772)	(72,726)	(68,508)
Foreign currency translation	(63)	1,456	2,856

Ending Balance	$63,571	$123,222	$116,060

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

13. Goodwill and Value of Business Acquired

Information about goodwill and value of business acquired (VOBA) are as follows:

	Goodwill for the Year Ended December 31, `			VOBA for the Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Beginning Balance	$164,643	$156,143	$157,024	$33,965	$39,413	$45,710
Transfer of Canadian Business	(7,817)	—	—	(2,692)	—	—
Dental mergers (see Note 1)	—	8,594	—	—	—	—
Acquisitions (Dispositions)	—	(340)	—	—	—	—
Amortization, net of interest accrued	—	—	—	(4,603)	(5,532)	(6,503)
Foreign Currency Translation	(9)	246	(881)	(3)	84	206

Ending Balance	$156,817	$164,643	$156,143	$26,667	$33,965	$39,413

As of December 31, 2006, the majority of the outstanding balance of VOBA relates to the Company’s pre-funded funeral insurance business. VOBA in this segment assumes an interest rate ranging from 6.5% to 7.5%.

At December 31, 2006 the estimated amortization of VOBA for the next five years is as follows:

Year	Amount $
2007	3,851
2008	3,051
2009	2,272
2010	1,799
2011	1,638

14. Other Comprehensive Income

The Company’s components of other comprehensive income (loss) net of tax at December 31 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income
Balance at December 31, 2003	$3,933	$152,469	$156,402
Activity in 2004	2,784	13,489	16,273

Balance at December 31, 2004	6,717	165,958	172,675
Dental Merger (See Note 2)	—	34	34
Activity in 2005	300	(53,480)	(53,180)

Balance at December 31, 2005	7,017	112,512	119,529
Transfer of Canadian Business	(7,227)	(11,729)	(18,956)
Activity in 2006	151	(38,445)	(38,294)

Balance at December 31, 2006	$(59)	$62,338	$62,279

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

15. Related Party Transactions

The Company receives various services from the Parent and its affiliates. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information technology and other administrative functions. The fees paid to the Parent for these services for years ended December 31, 2006, 2005 and 2004, were $36,181, $32,103 and $27,940, respectively. Net expenses paid to affiliates were $33,245, $38,846 and $34,462, for the years ended December 31, 2006, 2005 and 2004. Information technology expenses were $44,470, $56,866 and $51,295 for years ended December 31, 2006, 2005 and 2004, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating on its own.

The Company assumes pre-funded funeral business from its affiliate, United Family Life Insurance Company (“UFL”). The Company has assumed premium from UFL of $9,838, $12,215 and $15,136 in 2006, 2005 and 2004, respectively. The Company assumed $548,472 and $572,790 of reserves in 2006 and 2005, respectively, from UFL.

The Company assumes group disability business from its affiliate, Union Security Life Insurance Company of New York (“USLIC”). The Company assumed $6,916, $6,588 and $6,526 of premium from USLIC in 2006, 2005 and 2004, respectively. The Company assumed $29,151 and $24,879 of reserves in 2006 and 2005, respectively, from USLIC.

On April 1, 2006, the Company transferred the assets and liabilities related to its Canadian operations to ALOC, an indirectly wholly owned subsidiary of the Parent, in exchange for ALOC common stock equal to the fair value of the net assets transferred. The Company transferred assets of approximately $473,000 and liabilities of approximately $400,000 related to its Canadian operations to ALOC for the purpose of re-domesticating its Canadian operations to Canada. In return, the Company received approximately $75,000 of ALOC common stock which was then sold to the Parent. In addition, there was a reinsurance agreement between the Company and ALOC for the existing insurance in force in which the Company was relieved of any liability to the insured. As a result of these transactions, the Company recognized an increase to equity of approximately $2,000.

16. Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2006, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2007	$8,350
2008	7,670
2009	6,531
2010	6,092
2011	5,032
Thereafter	625

Total minimum future lease payments	$34,300

Union Security Insurance Company

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005 and 2004

(In thousands except share data)

Rent expense was $8,713, $9,699 and $10,904 for 2006, 2005 and 2004 respectively.

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