Form 10-Q
period 2007-03-31
UNION SECURITY INSURANCE CO
filed 2007-05-09
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 1, 2007, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Insurance Company

Consolidated Balance Sheets

At March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$ 2,793,131 in 2007 and $2,823,347 in 2006)	$2,878,423	$2,915,346
Equity securities available for sale, at fair value (cost—$319,100 in 2007 and $ 316,087 in 2006)	323,681	320,010
Commercial mortgage loans on real estate, at amortized cost	756,663	750,283
Policy loans	7,864	7,840
Short-term investments	163,016	48,141
Collateral held under securities lending	309,088	176,937
Other investments	75,816	87,323

Total investments	4,514,551	4,305,880
Cash and cash equivalents	15,249	75,233
Premiums and accounts receivable, net	93,721	98,598
Reinsurance recoverables	1,302,939	1,303,620
Due from affiliates	—	19,306
Accrued investment income	49,007	46,332
Deferred acquisition costs	58,621	63,571
Property and equipment, at cost less accumulated depreciation	492	577
Deferred income taxes, net	48,640	41,267
Goodwill	156,817	156,817
Value of business acquired	25,685	26,667
Other assets	37,287	38,153
Assets held in separate accounts	2,951,229	3,020,811

Total assets	$9,254,238	$9,196,832

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Balance Sheets

At March 31, 2007 (Unaudited) and December 31, 2006

	March 31, 2007	December 31, 2006
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$2,725,108	$2,747,384
Unearned premiums	39,976	38,945
Claims and benefits payable	1,945,623	1,938,726
Commissions payable	15,152	16,188
Reinsurance balances payable	4,366	3,143
Funds held under reinsurance	113	107
Deferred gains on disposal of businesses	152,244	158,155
Obligation under securities lending	309,088	176,937
Accounts payable and other liabilities	102,992	134,466
Due to affiliates	193	—
Tax payable	68,831	62,706
Liabilities related to separate accounts	2,951,229	3,020,811

Total liabilities	$8,314,915	$8,297,568

Commitments and contingencies (Note 5)

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	$5,000	$5,000
Additional paid-in capital	545,635	545,635
Retained earnings	330,281	286,350
Accumulated other comprehensive income	58,407	62,279

Total stockholder’s equity	939,323	899,264

Total liabilities and stockholder’s equity	$9,254,238	$9,196,832

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues
Net earned premiums and other considerations	$331,411	$388,630
Net investment income	96,037	87,800
Net realized gains (losses) on investments	2,231	(1,780)
Amortization of deferred gains on disposal of businesses	5,911	6,582
Fees and other income	3,647	2,279

Total revenues	439,237	483,511

Benefits, losses and expenses
Policyholder benefits	258,310	308,201
Amortization of deferred acquisition costs and value of business acquired	10,136	14,629
Underwriting, general and administrative expenses	95,157	107,789

Total benefits, losses and expenses	363,603	430,619

Income before income taxes	75,634	52,892
Income taxes	27,585	17,323

Net income	$48,049	$35,569

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statement of Changes in Stockholder’s Equity

From December 31, 2006 to March 31, 2007 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2006	$5,000	$545,635	$286,350	$62,279	$899,264
Cumulative effect of change in accounting principle (Note 3)	—	—	(4,118)	—	(4,118)
Comprehensive income:
Net income	—	—	48,049	—	48,049
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	(3,932)	(3,932)
Foreign currency translation	—	—	—	60	60

Total other comprehensive loss					(3,872)

Total comprehensive income					44,177

Balance, March 31, 2007	$5,000	$545,635	$330,281	$58,407	$939,323

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$15,325	$25,043
Investing activities
Sales of:
Fixed maturities available for sale	103,175	264,489
Equity securities available for sale	24,535	108,547
Other invested assets	—	1,493
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	91,823	39,717
Purchase of:
Fixed maturities available for sale	(157,399)	(326,666)
Equity securities available for sale	(27,671)	(116,519)
Other invested assets	—	(9,454)
Property and equipment	—	(71)
Change in other investments	11,507	—
Change in commercial mortgage loans on real estate	(6,380)	(7,959)
Change in short-term investments	(114,875)	39,173
Change in collateral held under securities lending	(132,151)	64,440
Change in policy loans	(24)	154

Net cash (used in) provided by investing activities	(207,460)	57,344
Financing activities
Change in obligation under securities lending	132,151	(64,440)

Net cash provided by (used in) financing activities	132,151	(64,440)
Change in cash and cash equivalents	(59,984)	17,947
Cash and cash equivalents at beginning of period	75,233	19,042

Cash and cash equivalents at end of period	$15,249	$36,989

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

1.	Nature of Operations

Union Security Insurance Company (the “Company”) is a provider of life and health insurance products. The Company is an indirect wholly owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ.

The Company was redomesticated to Iowa from Minnesota in 2004. The Company distributes its products in all states except New York. The Company’s revenues are derived principally from group employee benefits and group health products. The Company offers group disability insurance, group dental insurance, group life insurance, small employer group health insurance and pre-funded funeral insurance.

Effective December 31, 2006, International Dental Plans, Inc. (“IDP”), an indirect wholly owned subsidiary of the Parent, was merged into the operations of the Company. Accordingly, all prior period amounts have been restated to conform to the 2007 presentation.

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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2007 presentation.

Dollar amounts are in thousands except for number of shares.

The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On January 1, 2007, the Company adopted AICPA Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges or Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance

Union Security Insurance Company

Notes to the Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of this SOP. At adoption, the Company recognized a $4,118 decrease to deferred acquisition costs, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

On January 1, 2007, the Company adopted FAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“FAS 155”). This statement resolves issues addressed in FAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The adoption of FAS 155 did not have a material impact on the Company’s financial statements.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). There was no impact as a result of adoption on the Company’s January 1, 2007 retained earnings. At adoption, total unrecognized tax benefits are $50,251. Of the total unrecognized tax benefits, approximately $44,217, if recognized, would impact the Company’s consolidated effective tax rate. The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002, with the exception of one item from 2001 that is under appeals. The final outcome of this appeal is not yet determinable; however, management does not anticipate the adjustments would result in a material change to the financial statements. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 1999. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At the date of adoption, the Company had approximately $7,381 accrued for tax related interest and penalties on its Consolidated Balance Sheets.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2007 and 2006

Recent Accounting Pronouncements Outstanding

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s financial statements.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s financial statements.

4.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company were $1,571 and $1,908 for the three months ended March 31, 2007 and 2006, respectively.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. The amounts expensed by the Company were $1,920 and $2,018 for the three months ended March 31, 2007 and 2006, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Insurance Company and its subsidiaries (collectively, USIC or the Company) as of March 31, 2007, compared with December 31, 2006, and its results of operations for the three months ended March 31, 2007, compared with the equivalent 2006 period. This discussion should be read in conjunction with the Company’s MD&A and annual audited financial statements as of December 31, 2006 included in the Company’s Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2006 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection entitled “Risk Factors” in our 2006 Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

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

Critical Accounting Policies and Estimates

Our 2006 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2006 Form 10-K were consistently applied to the consolidated interim financial statements for the three months ended March 31, 2007.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$331,411	$388,630
Net investment income	96,037	87,800
Net realized gains (losses) on investments	2,231	(1,780)
Amortization of deferred gains on disposal of businesses	5,911	6,582
Fees and other income	3,647	2,279

Total revenues	439,237	483,511

Benefits, losses and expenses:
Policyholder benefits	(258,310)	(308,201)
Selling, underwriting and general expenses (1)	(105,293)	(122,418)

Total benefits, losses and expenses	(363,603)	(430,619)

Income before income taxes	75,634	52,892
Income taxes	(27,585)	(17,323)

Net income	$48,049	$35,569

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.

For The Three Months Ended March 31, 2007 Compared to The Three Months Ended March 31, 2006.

Net Income

Net income increased by $12,480, or 35%, to $48,049 for the three months ended March 31, 2007 from $35,569 for the three months ended March 31, 2006. This increase is primarily due to an increase in investment income from real estate partnerships of approximately $10,920 (after tax) and favorable group disability and group life experience, partially offset by a decline in our small employer group health business.

Total Revenues

Total revenues decreased by $44,274, or 9%, to $439,237 for the three months ended March 31, 2007 from $483,511 for the three months ended March 31, 2006. This decrease is primarily due to a decrease in net earned premiums and other considerations, partially offset by increases in net investment income. Net earned premiums and other considerations decreased $57,219, or 15%, primarily due to declines in our group disability, group dental and group life businesses as a result of the residual impact of lower sales and persistency over the past several quarters as the business continues to implement its small case strategy. Also contributing to the decrease in net earned premiums and other considerations was the transfer of our Canadian pre-funded funeral business, the loss of a client in our accidental death and dismemberment (“AD&D”) business, the sale of the Independent – U.S. distribution channel in our pre-funded funeral business and a decline in our small employer group health business. The increase in net investment income was primarily due to an increase in income from real estate partnerships of approximately $16,800 and higher yields, partially offset by lower average invested assets.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $67,016, or 16%, to $363,603 for the three months ended March 31, 2007 from $430,619 for the three months ended March 31, 2006. This decrease is primarily due to a decrease in policyholder benefits driven by favorable experience in our group disability and group life businesses. Policyholder benefits and selling, underwriting and general expenses also decreased due to the transfer of our Canadian pre-funded funeral business, the loss of an AD&D client and the sale of our Independent – United States distribution channel in our pre-funded funeral business. Selling, underwriting and general expenses also decreased due to lower commission expense as a result of lower sales and renewals in our small employer group health business.

Income Taxes

Income taxes increased by $10,262, or 59%, to $27,585 for the three months ended March 31, 2007 from $17,323 for the three months ended March 31, 2006. This increase was partly due to additional income taxes of approximately $1,100 due to an increase in certain prior year tax liabilities. In addition, during the first quarter of 2007, income taxes were revised to reflect additional information related to 2006 tax return adjustments. The remainder of the increase is proportionate to the increase in income before income taxes.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T.	Controls And Procedures.

Evaluation of disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Our 2006 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2007.

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

The following exhibits are filed with this report. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2007.

UNION SECURITY INSURANCE COMPANY

By:	/s/ P. Bruce Camacho
Name:	P. Bruce Camacho
Title:	President and Chief
Executive Officer

By:	/s/ Peter A. Walker
Name:	Peter A. Walker
Title:	Treasurer and Chief Financial Officer