Form 10-Q
period 2007-06-30
UNION SECURITY INSURANCE CO
filed 2007-08-09
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes   ☐    No  ☒

As of August 1, 2007, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Insurance Company

Consolidated Balance Sheets

At June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
	(in thousands except number of shares)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$2,738,380 in 2007 and $2,823,347 in 2006)	$2,747,671	$2,915,346
Equity securities available for sale, at fair value (cost—$319,636 in 2007 and $316,087 in 2006)	315,949	320,010
Commercial mortgage loans on real estate at amortized cost	787,026	750,283
Policy loans	7,832	7,840
Short-term investments	23,648	48,141
Collateral held under securities lending	314,890	176,937
Other investments	74,969	87,323

Total investments	4,271,985	4,305,880
Cash and cash equivalents	33,696	75,233
Premiums and accounts receivable, net	90,035	98,598
Reinsurance recoverables	1,304,050	1,303,620
Due from affiliates	1,407	19,306
Accrued investment income	45,693	46,332
Deferred acquisition costs	55,857	63,571
Property and equipment, at cost less accumulated depreciation	406	577
Deferred income taxes, net	74,920	41,267
Goodwill	156,817	156,817
Value of business acquired	24,716	26,667
Other assets	37,341	38,153
Assets held in separate accounts	3,032,852	3,020,811

Total assets	$9,129,775	$9,196,832

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Balance Sheets

At June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
	(in thousands except number of shares)
Liabilities
Future policy benefits and expenses	$2,709,792	$2,747,384
Unearned premiums	39,770	38,945
Claims and benefits payable	1,928,955	1,938,726
Commissions payable	12,838	16,188
Reinsurance balances payable	3,120	3,143
Funds held under reinsurance	114	107
Deferred gains on disposal of businesses	146,372	158,155
Obligation under securities lending	314,890	176,937
Accounts payable and other liabilities	99,226	134,466
Tax payable	25,469	62,706
Liabilities related to separate accounts	3,032,852	3,020,811

Total liabilities	$8,313,398	$8,297,568

Commitments and contingencies (Note 5)
Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	545,635	545,635
Retained earnings	262,110	286,350
Accumulated other comprehensive income	3,632	62,279

Total stockholder’s equity	816,377	899,264

Total liabilities and stockholder’s equity	$9,129,775	$9,196,832

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in thousands)
Revenues
Net earned premiums and other considerations	$303,483	$331,016	$634,893	$719,646
Net investment income	66,026	66,552	162,063	154,351
Net realized (losses) gains on investments	(1,885)	(1,316)	346	(3,096)
Amortization of deferred gains on disposal of businesses	5,873	7,022	11,783	13,604
Fees and other income	7,894	3,757	11,543	6,036

Total revenues	381,391	407,031	820,628	890,541

Benefits, losses and expenses
Policyholder benefits	222,184	244,906	480,494	553,107
Amortization of deferred acquisition costs and value of business acquired	11,230	10,623	21,366	25,252
Underwriting, general and administrative expenses	94,838	108,172	189,995	215,961

Total benefits, losses and expenses	328,252	363,701	691,855	794,320

Income before income taxes	53,139	43,330	128,773	96,221
Income taxes	6,310	15,870	33,895	33,192

Net income	$46,829	$27,460	$94,878	$63,029

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statement of Changes in Stockholder’s Equity

From December 31, 2006 to June 30, 2007 (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2006	$5,000	$545,635	$286,350	$62,279	$899,264
Dividends on common stock	—	—	(115,000)	—	(115,000)
Cumulative effect of change in accounting principle (Note 3)	—	—	(4,118)	—	(4,118)
Comprehensive income:
Net income	—	—	94,878	—	94,878
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	(58,707)	(58,707)
Foreign currency translation	—	—	—	60	60

Total other comprehensive income					(58,647)

Total comprehensive income					36,231

Balance, June 30, 2007	$5,000	$545,635	$262,110	$3,632	$816,377

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash (used in) provided by operating activities	$(10,377)	$32,236

Investing activities
Sales of:
Fixed maturities available for sale	214,095	455,926
Equity securities available for sale	63,759	71,369
Property and equipment	—	22
Other invested assets	—	9,127
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	151,814	81,940
Purchase of:
Fixed maturities available for sale	(279,469)	(551,000)
Equity securities available for sale	(66,471)	(125,350)
Other invested assets	—	(18,322)
Change in other investments	12,354	—
Change in commercial mortgage loans on real estate	(36,743)	(3,366)
Change in short-term investments	24,493	52,012
Change in collateral held under securities lending	(137,953)	49,701
Change in policy loans	8	254

Net cash (used in) provided by investing activities	(54,113)	22,313

Financing activities
Net cash received from transfer of Canadian operations	—	65,894
Dividends paid	(115,000)	(60,000)
Change in obligation under securities lending	137,953	(49,701)

Net cash provided by (used in) financing activities	22,953	(43,807)
Change in cash and cash equivalents	(41,537)	10,742

Cash and cash equivalents at beginning of period	75,233	19,042

Cash and cash equivalents at end of period	$33,696	$29,784

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Notes to the Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

1.	Nature of Operations

Union Security Insurance Company (the “Company”) is a provider of life and health insurance products. The Company is an indirect wholly-owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ.

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

Effective December 31, 2006, International Dental Plans, Inc. (“IDP”), an indirect wholly-owned subsidiary of the Parent, was merged into the operations of the Company. Accordingly, all prior period amounts presented have been restated to conform to the 2007 presentation.

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

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On January 1, 2007, the Company adopted AICPA Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with

Union Security Insurance Company

Notes to the Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

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

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). There was no impact as a result of adoption on the Company’s January 1, 2007 retained earnings. At adoption, total unrecognized tax benefits are $50,251. Of the total unrecognized tax benefits, $44,217, if recognized, would impact the Company’s consolidated effective tax rate. The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002, with the exception of one item from 2001 that was under appeals. The issue under appeals relates to the sale of one of the Company’s businesses. During the second quarter of 2007, the Company agreed to settle this issue with the IRS, which resulted in a decrease to income tax expense of $8,695 and a decrease to tax related interest of $3,262. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 1999. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At the date of adoption, the Company had $7,381 accrued for tax related interest and penalties on its Consolidated Balance Sheets.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2007 and 2006

Recent Accounting Pronouncements Outstanding

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 in the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s financial statements.

4.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company were $1,880 and $1,908 for the three months ended June 30, 2007 and 2006, respectively, and $3,450 and $3,816 for the six months ended June 30, 2007 and 2006, respectively.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. The amounts expensed by the Company were $1,276 and $1,259 for the three months ended June 30, 2007 and 2006, respectively, and $3,196 and $3,277 for the six months ended June 30, 2007 and 2006, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Insurance Company and its subsidiaries (collectively, USIC or the Company) as of June 30, 2007, compared with December 31, 2006, and its results of operations for the three and six months ended June 30, 2007, compared with the equivalent 2006 periods. This discussion should be read in conjunction with the Company’s MD&A and annual audited financial statements as of December 31, 2006 included in the Company’s Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2006 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Critical Accounting Policies and Estimates

Our 2006 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2006 Form 10-K were consistently applied to the consolidated interim financial statements for the three and six months ended June 30, 2007.

Recent Accounting Pronouncements

See—Financial Statement Footnote 3.

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$303,483	$331,016	$634,893	$719,646
Net investment income	66,026	66,552	162,063	154,351
Net realized gains (losses) on investments	(1,885)	(1,316)	346	(3,096)
Amortization of deferred gains on disposal of businesses	5,873	7,022	11,783	13,604
Fees and other income	7,894	3,757	11,543	6,036

Total revenues	381,391	407,031	820,628	890,541

Benefits, losses and expenses:
Policyholder benefits	(222,184)	(244,906)	(480,494)	(553,107)
Selling, underwriting and general expenses (1)	(106,068)	(118,795)	(211,361)	(241,213)

Total benefits, losses and expenses	(328,252)	(363,701)	(691,855)	(794,320)

Income before income taxes	53,139	43,330	128,773	96,221
Income taxes	(6,310)	(15,870)	(33,895)	(33,192)

Net income	$46,829	$27,460	$94,878	$63,029

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.

For The Three Months Ended June 30, 2007 Compared to The Three Months Ended June 30, 2006.

Net Income

Net income increased by $19,369, or 71%, to $46,829 for the three months ended June 30, 2007 from $27,460 for the three months ended June 30, 2006. This increase is partly due to an increase in fees and other income of approximately $3,100, after-tax, related to the sale of the marketing rights of the Independent – U.S. distribution channel in our pre-funded funeral business and favorable group disability and group life experience. Also contributing to the increase in net income was a decrease in income taxes of $11,957 due to a reduction in certain tax contingencies associated with a favorable tax settlement. Partially offsetting these increases to net income were declines in our small employer group health and group dental businesses.

Total Revenues

Total revenues decreased by $25,640, or 6%, to $381,391 for the three months ended June 30, 2007 from $407,031 for the three months ended June 30, 2006. This decrease is primarily due to a decrease in net earned premiums and other considerations of $27,533, partially offset by an increase in fees and other income of $4,137. Net earned premiums and other considerations decreased primarily due to declines in our group disability and group dental businesses as the business continues to implement its small case strategy. Also contributing to the decrease in net earned premiums and other considerations was a decline in our small employer group health business, the loss of a client in our accidental death and dismemberment (“AD&D”) business, and the sale of the Independent–U.S. distribution channel in our pre-funded funeral business. Fees and other income increased primarily due to the sale of the marketing rights of the Independent – U.S. channel in our pre-funded funeral business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $35,449, or 10%, to $328,252 for the three months ended June 30, 2007 from $363,701 for the three months ended June 30, 2006. This decrease is primarily due to a decrease in policyholder benefits driven by favorable experience in our group disability and group life businesses. Policyholder benefits and selling, underwriting and general expenses also decreased due the sale of our Independent – U.S. distribution channel in our pre-funded funeral business.

Selling, underwriting and general expenses also decreased due to lower commission expense as a result of the loss of a client in our AD&D business, the sale of the Independent-U.S. distribution channel and lower sales and renewals in our small employer group health business.

Income Taxes

Income taxes decreased by $9,560, or 60%, to $6,310 for the three months ended June 30, 2007 from $15,870 for the three months ended June 30, 2006. This decrease was primarily due to a reduction of income taxes of $11,957 due to a reduction in certain tax contingencies.

For The Six Months Ended June 30, 2007 Compared to The Six Months Ended June 30, 2006.

Net Income

Net income increased by $31,849, or 51%, to $94,878 for the six months ended June 30, 2007 from $63,029 for the six months ended June 30, 2006. This increase is related to an increase in net investment income from real estate partnerships, favorable group disability and group life experience, and a decrease in income taxes of approximately $11,000 due primarily to a reduction in certain tax contingencies. These increases to net income were partially offset by a decline in our small employer group health business and our group dental business.

Total Revenues

Total revenues decreased by $69,913, or 8%, to $820,628 for the six months ended June 30, 2007 from $890,541 for the six months ended June 30, 2006. This decrease is primarily due to a decrease in net earned premiums and other considerations, partially offset by increases in net investment income, fees and other income and net realized gains on investments. Net earned premiums and other considerations decreased $84,753 primarily due to declines in our group disability, group dental and group life businesses as a result of the residual impact of lower sales and persistency over the past several quarters as the business continues to implement its small case strategy. Also contributing to the decrease in net earned premiums and other considerations is a decline in our small employer group health business, the transfer of our Canadian pre-funded funeral business, the loss of a client in our accidental death and dismemberment (“AD&D”) business, and the sale of the Independent – U.S. distribution channel in our pre-funded funeral business. Net investment income increased due to an increase in real estate investment income. Fees and other income increased due to the sale of the marketing rights of the Independent-U.S. distribution channel in our pre-funded funeral business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased by $102,465, or 13%, to $691,855 for the six months ended June 30, 2007 from $794,320 for the six months ended June 30, 2006. This decrease was primarily due to a decrease in policyholder benefits of $72,613 driven by favorable experience in our group disability, group life and group dental businesses and the decline in our small employer group health business. Policyholder benefits also decreased due to the loss of a client in our AD&D business, the sale of the Independent–U.S. distribution channel in our pre-funded funeral business, and the transfer of our Canadian operations to an affiliate. The decrease in selling, underwriting and general expenses is due to the transfer of our Canadian pre-funded funeral business, lower commissions as a result of the sale of our Independent – U.S. distribution channel and the loss of a client in our AD&D business.

Income Taxes

Income taxes increased by $703, or 2%, to $33,895 for the six months ended June 30, 2007 from $33,192 for the six months ended June 30, 2006. The difference in the income tax rate is due to an overall increase in pre-tax income of $32,552, and a decrease of income taxes of $10,810 due to a reduction in certain tax contingencies associated with a favorable tax settlement. In addition, income taxes were revised to reflect additional information related to 2006 tax return adjustments.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T.	Controls And Procedures.

Evaluation of disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Our 2006 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2007.

UNION SECURITY INSURANCE COMPANY

By:	/s/ John S. Roberts
Name:	John S. Roberts
Title:	Interim President and Chief Executive Officer

By:	/s/ Stacia N. Almquist
Name:	Stacia N. Almquist
Title:	Treasurer and Chief Financial Officer