Form 10-Q
period 2007-09-30
UNION SECURITY INSURANCE CO
filed 2007-11-09
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of November 1, 2007, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Insurance Company

Consolidated Balance Sheets

At September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost - $2,671,768 in 2007 and $2,823,347 in 2006)	$2,693,570	$2,915,346
Equity securities available for sale, at fair value (cost - $321,735 in 2007 and $316,087 in 2006)	308,502	320,010
Commercial mortgage loans on real estate at amortized cost	802,662	750,283
Policy loans	7,718	7,840
Short-term investments	25,144	48,141
Collateral held under securities lending	306,321	176,937
Other investments	73,248	87,323

Total investments	4,217,165	4,305,880
Cash and cash equivalents	32,272	75,233
Premiums and accounts receivable, net	97,657	98,598
Reinsurance recoverables	1,310,078	1,303,620
Due from affiliates	1,820	19,306
Accrued investment income	49,083	46,332
Deferred acquisition costs	53,491	63,571
Property and equipment, at cost less accumulated depreciation	339	577
Deferred income taxes, net	68,741	41,267
Goodwill	156,817	156,817
Value of business acquired	23,761	26,667
Other assets	36,924	38,153
Assets held in separate accounts	3,021,676	3,020,811

Total assets	$9,069,824	$9,196,832

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Balance Sheets

At September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
	(in thousands except per share and share amounts)
Liabilities
Future policy benefits and expenses	$2,697,161	$2,747,384
Unearned premiums	37,504	38,945
Claims and benefits payable	1,926,863	1,938,726
Commissions payable	14,328	16,188
Reinsurance balances payable	3,002	3,143
Funds held under reinsurance	114	107
Deferred gain on disposal of businesses	140,480	158,155
Obligations under securities lending	306,321	176,937
Accounts payable and other liabilities	108,019	134,466
Income taxes payable	11,236	62,706
Liabilities related to separate accounts	3,021,676	3,020,811

Total liabilities	$8,266,704	$8,297,568

Commitments and contingencies (Note 5)
Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	545,635	545,635
Retained earnings	246,927	286,350
Accumulated other comprehensive income	5,558	62,279

Total stockholder’s equity	803,120	899,264

Total liabilities and stockholder’s equity	$9,069,824	$9,196,832

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues
Net earned premiums and other considerations	$306,148	$327,733	$941,041	$1,047,378
Net investment income	63,073	66,808	225,136	221,159
Net realized (losses) on investments	(6,305)	(344)	(5,959)	(3,440)
Amortization of deferred gain on disposal of businesses	5,892	6,802	17,675	20,406
Fees and other income	2,571	2,715	14,114	8,751

Total revenues	371,379	403,714	1,192,007	1,294,254

Benefits, losses and expenses
Policyholder benefits	224,656	238,895	705,150	792,002
Amortization of deferred acquisition costs and value of business acquired	11,085	10,889	32,451	36,141
Underwriting, general and administrative expenses	93,875	103,441	283,870	319,402

Total benefits, losses and expenses	329,616	353,225	1,021,471	1,147,545

Income before provision for income taxes	41,763	50,489	170,536	146,709
Provision for income taxes	13,946	15,064	47,841	48,255

Net income	$27,817	$35,425	$122,695	$98,454

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statement of Changes in Stockholder’s Equity (Unaudited)

From December 31, 2006 to September 30, 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands)
Balance, December 31, 2006	$5,000	$545,635	$286,350	$62,279	$899,264
Dividends on common stock	—	—	(158,000)	—	(158,000)
Cumulative effect of change in accounting principle (Note 3)	—	—	(4,118)	—	(4,118)
Comprehensive income:
Net income	—	—	122,695	—	122,695
Other comprehensive income:
Net change in unrealized gains on securities	—	—	—	(56,781)	(56,781)
Net change in foreign currency translation	—	—	—	60	60

Total other comprehensive (loss)					(56,721)

Total comprehensive income					65,974

Balance, September 30, 2007	$5,000	$545,635	$246,927	$5,558	$803,120

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash (used in) provided by operating activities	$(12,955)	$38,667

Investing activities
Sales of:
Fixed maturities available for sale	281,985	543,358
Equity securities available for sale	87,102	101,678
Other invested assets	—	13,576
Property and equipment	—	22
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	182,553	109,078
Purchase of:
Fixed maturities available for sale	(313,156)	(601,185)
Equity securities available for sale	(95,305)	(159,228)
Other invested assets	—	(30,229)
Change in other investments	14,075	—
Change in commercial mortgage loans on real estate	(52,379)	(4,770)
Change in short-term investments	22,997	57,877
Change in collateral held under securities lending	(129,384)	26,090
Change in policy loans	122	555

Net cash (used in) provided by investing activities	(1,390)	56,822

Financing activities
Net cash received from transfer of Canadian operations	—	65,894
Dividends paid	(158,000)	(150,000)
Change in obligation under securities lending	129,384	(26,090)
Contributed capital	—	10

Net cash (used in) financing activities	(28,616)	(110,186)

Change in cash and cash equivalents	(42,961)	(14,697)
Cash and cash equivalents at beginning of period	75,233	19,042

Cash and cash equivalents at end of period	$32,272	$4,345

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (Unaudited)

(in thousands, except per share and share amounts)

1.	Nature of Operations

Union Security Insurance Company (the “Company”) is a provider of life and health insurance products including group disability insurance, group dental insurance, group life insurance, small employer group health insurance and pre-funded funeral insurance. The Company is an indirect wholly-owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ.

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

In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair statement of the consolidated financial statements have been included. Certain prior period amounts have been reclassified to conform to the 2007 presentation.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Union Security Insurance Company

Notes to the Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2007 and 2006

(in thousands, except per share and share amounts)

Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized deferred acquisition cost (“DAC”), unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements that did not meet the new criteria were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of this SOP. At adoption, the Company recognized a $4,118 decrease to deferred acquisition costs, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

On January 1, 2007, the Company adopted FAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 (“FAS 133”) and 140 (“FAS 155”). This statement resolves issues addressed in FAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The adoption of FAS 155 did not have a material impact on the Company’s results of operations or financial condition.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). There was no impact as a result of adoption on the Company’s January 1, 2007 retained earnings. At adoption, total unrecognized tax benefits were $50,251. Of the total unrecognized tax benefits, $44,217, if recognized, would impact the Company’s consolidated effective tax rate. The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. During 2007, the Company settled an appealed matter with the Internal Revenue Service, which resulted in a decrease to income tax expense of $8,695 and a decrease to tax related interest of $3,262. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 1999. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At the date of adoption, the Company had $7,381 accrued for tax related interest and penalties on its Consolidated Balance Sheets.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2007 and 2006

(in thousands, except per share and share amounts)

Recent Accounting Pronouncements Outstanding

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Therefore, the Company is required to adopt FAS 157 on January 1, 2008. The Company is currently evaluating the requirements of FAS 157 and the potential impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 on January 1, 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company’s consolidated financial position or results of operations.

4.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company were $1,725 and $1,908 for the three months ended September 30, 2007 and 2006, respectively, and $5,176 and $5,724 for the nine months ended September 30, 2007 and 2006, respectively.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. The amounts expensed by the Company were $1,317 and $1,177 for the three months ended September 30, 2007 and 2006, respectively, and $4,513 and $4,454 for the nine months ended September 30, 2007 and 2006, respectively.

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

(Dollar amounts in thousands.)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Insurance Company and its subsidiaries (collectively, USIC or the Company) as of September 30, 2007, compared with December 31, 2006, and its results of operations for the three and nine months ended September 30, 2007, compared with the equivalent 2006 periods. This discussion should be read in conjunction with the Company’s MD&A and annual audited financial statements as of December 31, 2006 included in the Company’s Form 10-K for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2006 Form 10-K) and unaudited interim consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Critical Accounting Policies and Estimates

Our 2006 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2006 Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2007.

Recent Accounting Pronouncements

See – Financial Statement Footnote 3.

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$306,148	$327,733	$941,041	$1,047,378
Net investment income	63,073	66,808	225,136	221,159
Net realized (losses) on investments	(6,305)	(344)	(5,959)	(3,440)
Amortization of deferred gains on disposal of businesses	5,892	6,802	17,675	20,406
Fees and other income	2,571	2,715	14,114	8,751

Total revenues	371,379	403,714	1,192,007	1,294,254

Benefits, losses and expenses:
Policyholder benefits	(224,656)	(238,895)	(705,150)	(792,002)
Selling, underwriting and general expenses (1)	(104,960)	(114,330)	(316,321)	(355,543)

Total benefits, losses and expenses	(329,616)	(353,225)	(1,021,471)	(1,147,545)

Income before income tax expense	41,763	50,489	170,536	146,709
Income tax expense	(13,946)	(15,064)	(47,841)	(48,255)

Net income	$27,817	$35,425	$122,695	$98,454

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.

For The Three Months Ended September 30, 2007 Compared to The Three Months Ended September 30, 2006.

Net Income

Net income decreased $7,608, or 21%, to $27,817 for the three months ended September 30, 2007 from $35,425 for the three months ended September 30, 2006. This decrease was attributable to less favorable experience in our group life business and an increase in net realized losses on investments of $3,875, (after-tax) due to an increase in other than temporary impairments. Also contributing to the decrease in net income was an increase in the effective income tax rate, as the prior quarter received a greater tax benefit from the dividend received deduction.

Total Revenues

Total revenues decreased $32,335, or 8%, to $371,379 for the three months ended September 30, 2007 from $403,714 for the three months ended September 30, 2006. This decrease is primarily due to a decrease in net earned premiums and other considerations of $21,585 and an increase in net realized losses on investments of $5,961. Net earned premiums and other considerations decreased primarily due to a decline in our small employer group health business as a result of lower sales and membership, declines in our group disability and group life businesses resulting from the continuing implementation of the business’ small case strategy and adherence to pricing discipline. Also contributing to the decrease in net earned premiums and other considerations was the sale of the Independent–U.S. distribution channel in our pre-funded funeral (“preneed”) business and the loss of a client in our accidental death and dismemberment (“AD&D”) business. Net realized losses increased primarily due to an increase in other than temporary impairments.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $23,609, or 7%, to $329,616 for the three months ended September 30, 2007 from $353,225 for the three months ended September 30, 2006. This decrease is due to policyholder benefits and selling, underwriting and general expenses decreasing $14,239 and $9,370, respectively. The decrease in policyholder benefits is driven by favorable experience in our group disability and group dental businesses, partially offset by less favorable group life experience relative to the prior year. Policyholder benefits and selling, underwriting and general expenses also decreased due to the sale of our Independent – U.S. distribution channel in our preneed business, the loss of a client in our AD&D business and lower sales and renewals in our small employer group health business.

Income Tax Expense

Income tax expense decreased by $1,118, or 7%, to $13,946 for the three months ended September 30, 2007 from $15,064 for the three months ended September 30, 2006. The effective income tax rate in the current quarter increased compared with the comparable 2006 period due to a greater tax benefit received from the dividend received deduction in 2006.

For The Nine Months Ended September 30, 2007 Compared to The Nine Months Ended September 30, 2006.

Net Income

Net income increased $24,241, or 25%, to $122,695 for the nine months ended September 30, 2007 from $98,454 for the nine months ended September 30, 2006. This increase is primarily due to favorable group disability experience, an increase in net investment income from real estate partnerships, and an increase in fees and other income related to the sale of the Independent – U.S. distribution channel in our pre-funded funeral business. Net income also increased due to a reduction of our income tax expense due to lower tax contingencies associated with a favorable tax settlement. These increases to net income were partially offset by a decline in our small employer group health and group dental businesses.

Total Revenues

Total revenues decreased $102,247, or 8%, to $1,192,007 for the nine months ended September 30, 2007 from $1,294,254 for the nine months ended September 30, 2006. This decrease is primarily due to a decrease in net earned premiums and other considerations of $106,337. Net earned premiums and other considerations decreased due to declines in our small employer group health business as a result of lower sales and membership, declines in our group dental and group life businesses resulting from the continuing implementation of the business’ small case strategy and adherence to pricing discipline. Also contributing to the decrease in net earned premiums and other considerations is the loss of a client in our AD&D business, the sale of the Independent – U.S. distribution channel in our preneed business and the transfer of our Canadian preneed business to an affiliate. Partially offsetting the decreased net earned premiums and other considerations are increases in fees and other income and net investment income of $5,363 and $3,977, respectively. Fees and other income increased due to the sale of the marketing rights of the Independent-U.S. distribution channel in our preneed business, while net investment income increased due to an increase in real estate investment income.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $126,074, or 11%, to $1,021,471 for the nine months ended September 30, 2007 from $1,147,545 for the nine months ended September 30, 2006. This decrease was primarily due to a decrease in policyholder benefits of $86,852 driven by favorable experience in our group disability and group life businesses, a reduction in policyholder benefits related to closed blocks of business and the decline of our small employer group health business. Policyholder benefits and selling, underwriting and general expenses also decreased due to the loss of a client in our AD&D business, the sale of the Independent–U.S. distribution channel in our preneed business, and the transfer of our Canadian preneed business to an affiliate.

Income Taxes

Income taxes decreased $414, or 1%, to $47,841 for the nine months ended September 30, 2007 from $48,255 for the nine months ended September 30, 2006. The effective income tax rate of 28.1% for nine months ended September 30, 2007 decreased compared with 32.9% as of nine months ended September 30, 2006 due to a $12,500 reduction in certain tax contingencies in 2007 associated with a favorable tax settlement.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T.	Controls And Procedures.

Evaluation of disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in United States Securities and Exchange Commission (“SEC”) rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Our 2006 Annual Report on Form 10-K described our Risk Factors. As discussed in Note 11—Commitments and Contingencies and in Item 1—Legal Proceedings of the Parent’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, additional developments in the Parent’s SEC investigation have occurred since we filed our 2006 Annual Report on Form 10-K. The disclosures in the aforementioned sections of the Parent’s third quarter 2007 10-Q are incorporated by reference into our Risk Factors. Please see the Parent’s third quarter 2007 10-Q filed with the SEC and available on the SEC’s website at www.sec.gov or through Assurant’s website at www.assurant.com for further details.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2007.

UNION SECURITY INSURANCE COMPANY

By:	/s/ John S. Roberts
Name:	John S. Roberts
Title:	Interim President and Chief Executive Officer

By:	/s/ Stacia N. Almquist
Name:	Stacia N. Almquist
Title:	Treasurer and Chief Financial Officer