Form 10-K
period 2007-12-31
UNION SECURITY INSURANCE CO
filed 2008-03-03
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer    ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

As of February 15, 2008, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Legal Organization

Union Security Insurance Company is a stock life insurance company formed in 1910 and organized under the laws of the State of Iowa. Since 1984, it has been an indirect wholly-owned subsidiary of Assurant, Inc. (“Assurant”), which owns and operates companies that provide specialty insurance products and related services in North America and selected other markets. Assurant is traded on the New York Stock Exchange under the symbol AIZ.

In this report, references to “Union Security,” “we,” “us” or “our” refer to Union Security Insurance Company.

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares and number of employees.

Business Organization

Union Security, which is licensed to sell life, health and annuity insurance in the District of Columbia and in all states except New York, writes insurance products that are marketed by Assurant’s business segments (see Assurant’s annual report on Form 10-K for the fiscal year ended December 31, 2007 for a full description of each of these businesses). We perform substantially all of the operations of the Assurant Employee Benefits segment. We directly market, sell and administer the group disability, group life and certain of the group dental insurance products, and we manage other Assurant subsidiaries that provide prepaid dental products. With respect to the Assurant Health segment, we issue small group health insurance policies that are sold through an independent agency. Finally, with respect to the Assurant Solutions segment, we issue accidental death and dismemberment policies for which the segment performs the selling, marketing, and administration functions. We discontinued marketing all pre-funded funeral life insurance business (“preneed”) as a result of two transactions. First, in November 2005 we signed an agreement with Forethought Life Insurance Company (“Forethought”) to sell via reinsurance new preneed insurance policies written as of October 1, 2005 in the U.S. via independent funeral homes and funeral home chains other than those owned and operated by Service Corporation International (“SCI”). Second, in April 2006 we transferred assets and liabilities related to our Canadian operations to Assurant Life of Canada (“ALOC”). ALOC is also an indirect wholly-owned subsidiary of Assurant. Of our total gross revenues generated during 2007, approximately 79% was from the Assurant Employee Benefits segment, approximately 11% from the Assurant Solutions segment and the remaining from the Assurant Health and Assurant Corporate and Other segments.

As an indirect wholly-owned subsidiary of Assurant, Union Security does not have any publicly issued equity or debt securities. We are, however, subject to certain filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have issued certain variable and market value adjusted insurance contracts, which are required to be registered under the Securities Act of 1933, as amended (the “Securities Act”). Effective April 1, 2001, Assurant exited this line of business and sold the business segment, then referred to as Fortis Financial Group (“FFG”), to The Hartford Financial Services Group, Inc. and certain of its subsidiaries (“The Hartford”). This sale was accomplished by means of reinsurance and modified coinsurance. As a result, The Hartford is contractually responsible for servicing the insurance contracts, including the payment of benefits, oversight of investment management, overall contract administration and funding of reserves. If The Hartford fails to fulfill its obligations, however, we will be obligated to perform the services and make the required payments and funding.

Union Security was redomesticated to Iowa from Minnesota in 2004.

As of February 15, 2008, we had approximately 1,700 employees.

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at the Securities and Exchange Commission website at www.sec.gov.

For additional information that relates to our business, we refer you to Assurant’s Annual Report on Form 10-K filed with the SEC and available on the SEC website at www.sec.gov or through Assurant’s website at www.assurant.com.

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

•

Failure to Accurately Predict Benefits and Other Costs and Claims. We may be unable to accurately predict benefits, claims and other costs or to manage such costs through our loss limitation methods, which could have a material adverse effect on our results of operations and financial condition if claims substantially exceed our expectations.

•

Changes in Regulation. Legislation or other regulatory reform that increases the regulatory requirements imposed on us or that changes the way we are able to do business may significantly harm our business or results of operations in the future.

•

Reinsurer’s Failure to Fulfill Obligations. In 2001, the Company entered into a reinsurance agreement with The Hartford for the sale of its FFG division. Under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, we will be obligated to make these payments and administer this business in the event of a default by the reinsurer. In 2000, the Company divested its long-term care (“LTC”) operations to John Hancock Life Insurance Company (“John Hancock”) through a reinsurance agreement. If John Hancock fails to fulfill its obligations, we would be obligated to make these payments.

•

Credit Risk of Some of Our Agents. We advance agents’ commissions as part of our preneed insurance product offerings. These advances are a percentage of the total face amount of coverage as opposed to a percentage of the first-year premium paid, the formula that is more common in other life insurance markets. There is a one-year payback provision against the agency if death or lapse occurs within the first policy year. As a result of the sale of the independent United States preneed business distribution, we will incur losses on chargebacks from agents who have been terminated who will be unable to repay their obligation.

•

Risks related to litigation and regulatory actions. From time to time we may be involved in various regulatory investigations and examinations relating to our insurance and other related business operations. We are subject to comprehensive regulation and oversight by insurance departments in jurisdictions in which we do business. These insurance departments have broad administrative powers with respect to all aspects of the insurance business and, in particular, monitor the manner in which an insurance company offers, sells and administers its products. Therefore, we may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations and practices.

The prevalence and outcomes of any such actions cannot be predicted, and no assurances can be given that such actions or any litigation would not materially adversely affect our results of operations and financial condition. In addition, if we were to experience difficulties with our relationship with a regulatory body in a given jurisdiction, it could have a material adverse effect on our ability to do business in that jurisdiction.

One particular area of focus which has affected our parent, Assurant, has been the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance products. For specific details, please see the Risk Factor entitled “Our business is subject to risks related to litigation and regulatory actions” in our parent’s Annual Report on Form 10-K, which we incorporate by reference herein. Some state regulators have made routine inquiries to some of Assurant’s insurers regarding finite reinsurance We depend on our parent, Assurant, for certain administrative, strategic and operational support. We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on Assurant or our business, but any adverse outcome could have a material adverse affect on our business, results of operations or financial condition.

For additional risks that relate to our business, we incorporate by reference the Risk Factors in Assurant’s Annual Report on Form 10-K filed with the SEC and available on the SEC’s website at www.sec.gov or through Assurant’s website at www.assurant.com.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal office is in Kansas City, Missouri, where we lease office space in a building owned by Assurant. We also lease office space from an unrelated party in Birmingham, Alabama, which is used to house certain employees of our dental benefits division and office space in Atlanta, Georgia used for our Assurant Solutions business. In addition, we have regional claims and sales offices throughout the U.S. We believe that our leased properties are adequate for our current business operations.

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

There is no public trading market for our common stock. As of February 15, 2008, we had 1,000,000 shares of common stock outstanding, all of which are owned directly by Interfinancial Inc., a Georgia corporation that is a direct wholly-owned subsidiary of Assurant, Inc. We have no equity compensation plan. We paid $197,000, $210,000, and $180,000 in dividends to our stockholder in 2007, 2006 and 2005, respectively.

Item 6.	Selected Financial Data

Not required under reduced disclosure format.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this report, particularly under the headings “Item 1A - Risk Factors” and “Forward-Looking Statements.”

The table below presents information regarding our consolidated results of operations:

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Revenues:
Net earned premiums and other considerations	$1,259,930	$1,366,820
Net investment income	286,235	286,974
Net realized (losses) gains on investments	(28,219)	8,490
Amortization of deferred gains on disposal of businesses	23,548	14,929
Fees and other income	16,395	73,183

Total revenues	1,557,889	1,750,396

Benefits, losses and expenses:
Policyholder benefits	934,609	1,023,627
Selling, underwriting and general expenses (1)	426,681	473,561

Total benefits, losses and expenses	1,361,290	1,497,188

Income before income tax expense	196,599	253,208
Income tax expense	57,121	106,576

Net income	$139,478	$146,632

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.

Year Ended December 31, 2007 Compared to December 31, 2006

Net Income

Net income decreased $7,154, or 5%, to $139,478 for the year ended December 31, 2007 from $146,632 for the year ended December 31, 2006. This decrease is primarily due to approximately $40,500 (after-tax) of income from a legal settlement in the prior year, approximately $13,800 (after-tax) of other than temporary impairments in our investment portfolio and a decline in our small employer group health business. These decreases were partially offset by favorable experience in our group disability business. Also, in 2007, we had a decrease in certain tax liabilities of approximately $9,900 compared with an increase of approximately $20,000 in 2006.

Total Revenues

Total revenues decreased $192,507, or 11%, to $1,557,889 for the year ended December 31, 2007 from $1,750,396 for the year ended December 31, 2006. This decrease is primarily due to a decrease in net earned premiums and other considerations of $106,890 partly due to a decrease in our small employer group health business driven by lower sales and declining membership, and decreases in our group disability, group dental and group life businesses, all due to lower persistency of large cases over the past several quarters as the business continues to implement its small case strategy. Net earned premiums also decreased due to the sale of our Independent – U.S. distribution channel in our preneed business, the loss of a client in our accidental death and dismemberment (“AD&D”) business and the transfer of our Canadian business to an affiliate. In addition, total revenues decreased due to $28,219 of net realized losses in 2007 compared to net realized gains of $8,490 in 2006 driven by approximately $21,000 of other than temporary impairments in our investment portfolio, and a decrease in fees and other income due to a legal settlement of approximately $62,300 in the prior year.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $135,898, or 9%, to $1,361,290 for the year ended December 31, 2007 from $1,497,188 for the year ended December 31, 2006. This decrease is primarily due to a decrease in policyholder benefits of $89,018 driven by declines in our small employer group health business resulting from declining membership, and in our group disability business as a result of favorable experience. The sale of our Independent – U.S. distribution channel in our preneed business, the transfer of our Canadian business to an affiliate and the loss of a client in our AD&D business contributed to decreases in policyholder benefits and selling, underwriting and general expenses due to lower commission expense.

Income Taxes

Income taxes decreased $49,455, or 46%, to $57,121 for the year ended December 31, 2007 from $106,576 for the year ended December 31, 2006. The effective tax rate of 29.1% for the year ended December 31, 2007 decreased from 42.1% for the year ended December 31, 2006 due to a $9,900 reduction in certain tax liabilities in 2007 associated with the resolution of tax audits compared with approximately $20,000 associated with an increase in certain tax liabilities in 2006.

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

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment, and conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2007, we held $2,654,969 of fixed maturity securities at fair market value and $822,184 of commercial mortgages at amortized cost for a combined total of 85% of total invested assets. As of December 31, 2006, we held $2,915,346 of fixed maturity securities at fair market value and $750,283 of commercial mortgages at amortized cost for a combined total of 85% of total invested assets.

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

For at least 50% of our $1,312,268 of reinsurance recoverables at December 31, 2007, we are protected from the credit risk by using some type of risk mitigation mechanism such as a trust, letter of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $700,483 and $489,865 as of December 31, 2007 relating to two large coinsurance arrangements with The Hartford and John Hancock, respectively, related to sales of businesses are secured by such mechanisms. If the value of the assets in these trusts decreases, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. We believe that a majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 22% of our preneed insurance policies with reserves of approximately $327,000 as of December 31, 2007 have death benefits that are guaranteed to grow with the Consumer Price Index. In times of rapidly rising inflation the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing a contract with payments tied to the Consumer Price Index. See “— Derivatives.”

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

We have purchased a contract to partially hedge the inflation risk exposure inherent in some of our preneed insurance policies.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed its internal control over financial reporting as of December 31, 2007 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s interim chief executive officer and its chief financial officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2007 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of The Registrant

Not required under reduced disclosure format.

Item 11.	Executive Compensation

Not required under reduced disclosure format.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Not required under reduced disclosure format.

Item 13.	Certain Relationships and Related Transactions

Not required under reduced disclosure format.

Item 14.	Principal Accounting Fees and Services

PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2007. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by Assurant’s Audit Committee, in its capacity as a committee of Assurant’s Board of Directors, during the fiscal years ended December 31, 2007 and 2006.

	Fiscal Year Ended December 31, 2007		Fiscal Year Ended December 31, 2006
Description of Fees	Amount	Percentage	Amount	Percentage
Audit fees	$981	100%	$1,113	100%
Audit related fees	—	—	—	—
Tax fees	—	—	—	—
All other fees	—	—	—	—

The Audit Committee of Assurant’s Board of Directors adopted written procedures for pre-approval of services by the independent registered public accounting firm, including procedures relating to the Assurant Audit Committee’s power to:

•	Retain and terminate the independent registered public accounting firm and approve all audit engagement fees and terms;

•	Inform each independent registered public accounting firm performing work for Union Security that such shall report directly to the Assurant Audit Committee;

•

Directly oversee the work of any independent registered public accounting firm employed by Union Security, including the resolution of any disagreement between management and the independent registered public accounting firm regarding financial reporting, for the purpose of preparing or issuing an audit report or related work; and

•

Approve in advance any significant audit or non-audit engagement or relationship between Union Security and the independent registered public accounting firm, other than “prohibited non-auditing services.”

“Prohibited non-auditing services” are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by Assurant and its subsidiaries to its auditor during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by Assurant at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Assurant Audit Committee and approved prior to the completion of the audit by the Assurant Audit Committee or by one or more members of the Assurant Audit Committee to whom authority to grant such approvals has been delegated by the Assurant Board of Directors. The Assurant Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent registered public accounting firm so long as it is presented to the full Assurant Audit Committee at a later time.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following consolidated financial statements of Union Security Insurance Company, incorporated by reference into Item 8, are attached hereto:

(a)2. Consolidated Financial Statement Schedules

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

3.1	Articles of Incorporation of Fortis Benefits Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No. 33-03919).

3.2	By-laws of Fortis Benefits Insurance Company (incorporated by reference from the Registrant’s Registration Statement on Form S-6 and Variable Account C filed on March 17, 1986, File No. 33-03919).

3.3	Amendments to Articles of Incorporation and By-laws of Fortis Benefits Insurance Company dated November 21, 1991 (incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

3.4	Amendment to By-laws of Fortis Benefits Insurance Company dated May 1, 1999 (incorporated by reference from Exhibit 3(d) to the Registrant’s Form 10-K filed on March 30, 2001, File No. 33-63799).

3.5	Restated Articles of Incorporation of Fortis Benefits Insurance Company dated September 29, 2004 (incorporated by reference from Exhibit 3.1 to Registrant’s Form 10-Q filed November 12, 2004, File No. 33-37576).

3.6	Amendment To The Restated Articles of Incorporation of Fortis Benefits Insurance Company, effective September 6, 2005 (incorporated by reference from Exhibit 3.6 to Registrant’s Form 10-K, originally filed March 1, 2007).

3.7	Restated By-laws of Fortis Benefits Insurance Company dated September 30, 2004 (incorporated by reference from Exhibit 3.6 to Registrant’s Form 10-K, originally filed March 31, 2005).

3.8	Amendment To The Restated Bylaws of Union Security Insurance Company effective September 6, 2005 (incorporated by reference from Exhibit 3.7 to Registrant’s Form 10-K, originally filed March 10, 2006).

4.1	Form of Annuity Contract (incorporated by reference from Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-4 and Variable Account D filed on April 28, 1998, File No. 33-37577).

4.2	Form of Certificate to be used in connection with Form of Combination Fixed and Variable Group Annuity Contract filed as Exhibit 4.1 to this report (incorporated by reference from Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-4 and Variable Account D filed on March 2, 1992, File No. 33-37577).

4.3	Form of Application to be used in connection with Form of Contract filed as Exhibit 4.1 to this report (incorporated by reference from Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-4 and Variable Account D filed on April 19, 2002, File No. 33-37577).

10.1	Asset Purchase and Assumption Reinsurance Agreement between Union Security Insurance Company and Assurant Life of Canada dated as of April 1, 2006 (incorporated by reference from Exhibit 10.1 to Registrant’s Form 10-K, originally filed March 1, 2007).

10.2	Adjustment to Asset Purchase and Assumption Reinsurance Agreement between Union Security Insurance Company and Assurant Life of Canada dated as of June 15, 2006.

24.1	Power of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Interim Chief Executive Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

UNION SECURITY INSURANCE COMPANY

By:	/s/ John S. Roberts
Name: John S. Roberts Title: Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 29, 2008.

Signature	Title

/s/ John S. Roberts	Interim President and Chief Executive Officer
John S. Roberts	(Principal Executive Officer)

/s/ Stacia N. Almquist	Treasurer and Chief Financial Officer
Stacia N. Almquist	(Principal Financial Officer)

*	Chairman of the Board
Robert B. Pollock

Director
P. Bruce Camacho

*	Director
S. Craig Lemasters

*	Director
Michael J. Peninger

*	Director
Lesley G. Silvester

By:	/s/ John S. Roberts
Name:	John S. Roberts Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Union Security Insurance Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Union Security Insurance Company and its subsidiaries (the Company), an indirect wholly-owned subsidiary of Assurant, Inc. at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

February 29, 2008
Minneapolis, Minnesota

Union Security Insurance Company

Consolidated Balance Sheets

At December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $2,611,076 in 2007 and $2,823,347 in 2006)	$2,654,969	$2,915,346
Equity securities available for sale, at fair value (cost - $303,785 in 2007 and $316,087 in 2006)	268,672	320,010
Commercial mortgage loans on real estate at amortized cost	822,184	750,283
Policy loans	7,724	7,840
Short-term investments	44,092	48,141
Collateral held under securities lending	240,049	176,937
Other investments	74,781	87,323

Total investments	4,112,471	4,305,880
Cash and cash equivalents	32,832	75,233
Premiums and accounts receivable, net	106,229	98,598
Reinsurance recoverables	1,312,268	1,303,620
Due from affiliates	6,381	19,306
Accrued investment income	42,352	46,332
Deferred acquisition costs	50,575	63,571
Property and equipment, at cost less accumulated depreciation	298	577
Deferred income taxes, net	60,624	41,267
Goodwill	156,817	156,817
Value of business acquired	22,816	26,667
Other assets	36,378	38,153
Assets held in separate accounts	2,867,617	3,020,811

Total assets	$8,807,658	$9,196,832

Liabilities
Future policy benefits and expenses	$2,675,363	$2,735,515
Unearned premiums	40,147	38,945
Claims and benefits payable	1,840,353	1,855,299
Commissions payable	15,507	16,188
Reinsurance balances payable	2,706	3,143
Funds held under reinsurance	118	107
Deferred gains on disposal of businesses	134,607	158,155
Obligations under securities lending	240,049	176,937
Accounts payable and other liabilities	208,691	229,762
Income taxes payable	1,459	62,706
Liabilities related to separate accounts	2,867,617	3,020,811

Total liabilities	8,026,617	8,297,568

Commitments and contingencies (Note 16)

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	545,635	545,635
Retained earnings	224,710	286,350
Accumulated other comprehensive income	5,696	62,279

Total stockholder’s equity	781,041	899,264

Total liabilities and stockholder’s equity	$8,807,658	$9,196,832

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues
Net earned premiums and other considerations	$1,259,930	$1,366,820	$1,710,771
Net investment income	286,235	286,974	293,910
Net realized (losses) gains on investments	(28,219)	8,490	(1,651)
Amortization of deferred gains on disposal of businesses	23,548	14,929	33,098
Fees and other income	16,395	73,183	10,427

Total revenues	1,557,889	1,750,396	2,046,555

Benefits, losses and expenses
Policyholder benefits	934,609	1,023,627	1,291,384
Amortization of deferred acquisition costs and value of business acquired	43,575	46,375	78,258
Underwriting, general and administrative expenses	383,106	427,186	492,150

Total benefits, losses and expenses	1,361,290	1,497,188	1,861,792

Income before provision for income taxes	196,599	253,208	184,763
Provision for income taxes	57,121	106,576	68,792

Net income	$139,478	$146,632	$115,971

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, January 1, 2005	$5,000	$516,873	$389,132	$172,675	$1,083,680
Dental mergers	—	25,599	9,825	34	35,458
Dividends	—	—	(180,000)	—	(180,000)
Comprehensive income:
Net income	—	—	115,971	—	115,971
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	(53,480)	(53,480)
Net change in foreign currency translation, net of taxes	—	—	—	300	300

Total other comprehensive loss					(53,180)

Total comprehensive income					62,791

Balance, December 31, 2005	5,000	542,472	334,928	119,529	1,001,929
Dividends	—	—	(210,000)	—	(210,000)
Transfer of Canadian operations	—	5,824	14,790	(18,956)	1,658
Capital contribution	—	10	—	—	10
Other	—	(2,671)	—	—	(2,671)
Comprehensive income:
Net income	—	—	146,632	—	146,632
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	(38,445)	(38,445)
Net change in foreign currency translation, net of taxes	—	—	—	151	151

Total other comprehensive loss					(38,294)

Total comprehensive income					108,338

Balance, December 31, 2006	5,000	545,635	286,350	62,279	899,264
Dividends	—	—	(197,000)	—	(197,000)
Cumulative effect of change in accounting principle (Note 2)	—	—	(4,118)	—	(4,118)
Comprehensive income:
Net income	—	—	139,478	—	139,478
Other comprehensive income:
Net change in unrealized gains on securities, net of taxes	—	—	—	(56,642)	(56,642)
Net change in foreign currency translation, net of taxes	—	—	—	59	59

Total other comprehensive loss					(56,583)

Total comprehensive income					82,895

Balance, December 31, 2007	$5,000	$545,635	$224,710	$5,696	$781,041

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Operating activities
Net income	$139,478	$146,632	$115,971
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverables	(8,648)	(42,590)	(22,919)
Change in premiums and accounts receivable	(2,976)	(25,271)	2,370
Depreciation and amortization	2,124	1,519	2,293
Change in deferred acquisition costs and value of business acquired	10,512	18,501	(213)
Change in accrued investment income	3,980	(476)	655
Change in insurance policy reserves and expenses	(73,896)	(18,203)	162,000
Change in accounts payable and other liabilities	(13,212)	(339)	(11,301)
Change in commissions payable	(681)	(3,393)	2,978
Change in reinsurance balances payable	(437)	(7,386)	3,802
Change in funds held under reinsurance	11	11	3
Amortization of deferred gains on disposal of businesses	(23,548)	(14,929)	(33,098)
Change in income taxes	(47,888)	66,750	22,239
Net realized losses (gains) on investments	28,219	(8,490)	1,651
Other	302	8,919	7,837

Net cash provided by operating activities	13,340	121,255	254,268

Investing activities
Sales of:
Fixed maturity securities available for sale	382,557	670,674	499,575
Equity securities available for sale	116,117	153,615	56,683
Property and equipment	—	26	—
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	208,303	158,376	253,806
Purchase of:
Fixed maturity securities available for sale	(394,138)	(702,666)	(745,141)
Equity securities available for sale	(116,049)	(198,150)	(74,251)
Property and equipment	(25)	—	(22)
Change in other investments	12,542	(26,299)	(12,004)
Change in commercial mortgage loans on real estate	(72,213)	(8,312)	(62,152)
Change in short-term investments	4,049	31,206	(15,324)
Change in collateral held under securities lending	(63,112)	207,204	(51,865)
Change in policy loans	116	562	225

Net cash provided by (used in) investing activities	$78,147	$286,236	$(150,470)

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Financing activities
Net cash received from transfer of Canadian operations	$—	$65,894	$—
Dividends paid	(197,000)	(210,000)	(180,000)
Change in obligation under securities lending	63,112	(207,204)	51,865
Contributed capital	—	10	—

Net cash (used in) financing activities	$(133,888)	$(351,300)	(128,135)

Change in cash and cash equivalents	(42,401)	56,191	(24,337)
Cash and cash equivalents at beginning of period	75,233	19,042	43,379

Cash and cash equivalents at end of period	$32,832	$75,233	$19,042

Supplemental information:
Income taxes paid (net of refunds)	$104,754	$39,446	$45,964

Supplemental schedule of non-cash investing activities:
Non-cash activities:
Foreign currency translation	$59	$151	$300

See the accompanying notes to the consolidated financial statements

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

1.	Nature of Operations

Union Security Insurance Company (the “Company”) is a provider of life and health insurance products including group disability insurance, group dental insurance, group life insurance, small employer group health insurance and pre-funded funeral insurance (“preneed”). The Company is an indirect wholly-owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ.

The Company was redomesticated to Iowa from Minnesota in 2004. The Company distributes its products in all states except New York.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except for number of shares.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2007 presentation.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned. Revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Foreign Currency Translation

For those foreign affiliates where the foreign currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in “accumulated other comprehensive income.”

Investments

Fixed maturity and equity securities are classified as available-for-sale and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in accumulated other comprehensive income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience and individually impaired loan loss analysis. A loan is considered individually impaired when it becomes probable that the Company will be unable to collect all amounts due, including principal and interest. Changes in the allowance for loan losses are recorded in net realized gains and losses on investments.

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

Other investments consist primarily of investments in joint ventures and partnerships. The joint ventures and partnerships are valued according to the equity method of accounting.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

The Company monitors its investment portfolio to identify investments that may be other-than-temporarily impaired. In addition, securities whose market price is equal to 85% or less of their original purchase price are added to the impairment watch-list, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the write-down reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Realized gains and losses on sales of investments are recognized on the specific identification basis.

Investment income is recorded as earned net of investment expenses. The interest method is used to recognize interest income on commercial mortgage loans.

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

Receivables

The Company records a receivable when revenue has been recognized but the cash has not been collected. The Company maintains allowances for doubtful accounts, if necessary, for probable losses resulting from the inability to collect payments.

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An allowance for doubtful accounts is recorded, if necessary, on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience, and current economic conditions.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Funds held under reinsurance represent amounts contractually held from assuming companies in accordance with reinsurance agreements.

Reinsurance balances payable include amounts related to ceded premiums and estimated amounts related to assumed paid or incurred losses, which are reported based upon ceding entities’ estimations. Reinsurance premiums assumed are calculated based upon payments received from ceding companies together with accrual estimates, which are based on both payments received and in force policy information received from ceding companies. Any subsequent differences arising on such estimates are recorded in the period in which they are determined.

Income Taxes

The Company reports its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of the Parent. Income tax expense or benefit is allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a tax allocation agreement.

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

The Company classifies net interest expense and any applicable penalties as a component of income tax expense.

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, and certain direct marketing expenses.

Premium deficiency testing is performed annually and reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs for preneed life insurance policies and life insurance policies no longer offered are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Acquisition costs relating to worksite group life and disability consist primarily of first year commissions to brokers and one-time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

For preneed investment type annuities and universal life and investment-type annuities no longer offered, DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

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

Acquisition costs on all small group medical contracts consist primarily of commissions to agents and brokers and compensation to representatives. These contracts are considered short duration because the terms of the contract are not fixed at issue and they are not guaranteed renewable. As a result, these costs are not deferred, but rather they are recorded in the consolidated statement of operations in the period in which they are incurred.

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

Property and equipment also includes capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over their estimated useful lives.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Goodwill

Goodwill represents the excess of acquisition costs over the net fair values of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather tested at least annually for impairment. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not required. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, a write down is recorded. The fair value is based on an evaluation of ranges of future discounted earnings, public company trading multiples and acquisitions of similar companies. Certain key assumptions considered include forecasted trends in revenues, operating expenses and effective tax rates.

The Company’s 2007 and 2006 impairment tests concluded that goodwill was not impaired.

Value of Businesses Acquired

VOBA is the identifiable intangible asset representing the value of the insurance businesses acquired. The amount is determined using best estimates for mortality, lapse, maintenance expenses and investment returns at date of purchase. The amount determined represents the purchase price paid to the seller for producing the business. Similar to the amortization of DAC, the amortization of VOBA is over the premium payment period for traditional life insurance policies and a small block of limited payment policies. For the remaining limited payment policies, preneed life insurance policies, all universal life policies and annuities, the amortization of VOBA is over the expected lifetime of the policies.

VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is recorded in current earnings.

Other Assets

Other assets include prepaid items and intangible assets. Intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets, are amortized over their estimated useful lives. Intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying amount of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

Separate Accounts

Assets and liabilities associated with separate accounts relate to premium and annuity considerations for variable life and annuity products for which the contract-holder, rather than the Company, bears the investment risk. Separate account assets (with matching liabilities) are reported at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policy-holders, are excluded from the amounts reported in the accompanying consolidated statements of operations because the accounts are administered by the reinsurers.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

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

Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the statement of operations in the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made. However, based on information currently available, we believe our reserve estimates are adequate.

Long Duration Contracts

The Company’s long duration contracts include preneed life insurance policies and annuity contracts, traditional life insurance contracts no longer offered and FFG and LTC contracts disposed. Future policy benefits and expense reserves on LTC, life insurance policies and annuity contracts that are no longer offered and the traditional life insurance contracts within FFG are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Future policy benefits and expense reserves for preneed investment-type annuities, universal life insurance policies and investment-type annuity contracts no longer offered, and the variable life insurance and investment-type annuity contracts in FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.

Future policy benefits and expense reserves for preneed life insurance contracts are reported at the present value of future benefits to policyholders and related expenses less the present value of future net premiums. Reserve assumptions are selected using best estimates for expected investment yield, inflation, mortality and withdrawal rates. These assumptions reflect current trends, are based on Company experience and include provisions for possible unfavorable deviations. An unearned revenue reserve is also recorded for these contracts which represents the balance of the excess of gross premiums over net premiums that is still to be recognized in future years’ income in a constant relationship to insurance in force.

For worksite group disability, which typically has high front-end costs and is expected to remain in-force for an extended period of time, the case reserves and incurred but not reported (“IBNR”) reserves are recorded at an amount equal to the net present value of the expected future claims payments. Worksite group disability reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio.

Changes in the estimated liabilities are reported as a charge or credit to policyholder benefits as the estimates are revised.

Short Duration Contracts

The Company’s short duration contracts include group term life contracts, group disability contracts, medical contracts, dental contracts and credit life and disability contracts. For short duration contracts, claims and benefits payable reserves are recorded when insured events occur. The liability is based on the expected ultimate cost of settling the claims. The claims and benefits payable reserves include (1) case reserves for known but unpaid claims as of the balance sheet date; (2) IBNR reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date; and (3) loss adjustment expense reserves for the expected handling costs of settling the claims.

For group disability, the case reserves and the IBNR reserves are recorded at an amount equal to the net present value of the expected future claims payments. Group long-term disability and group term life waiver of premiums reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is reviewed quarterly by taking into consideration actual and expected earned rates on our asset portfolio. Group long-term disability and group term life reserve adequacy studies are performed annually, and morbidity and mortality assumptions are adjusted where appropriate.

Unearned premium reserves are maintained for the portion of the premiums on short duration contracts that is related to the unexpired period of the policies.

Changes in the estimated liabilities are recorded as a charge or credit to policyholder benefits as estimates are revised.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Deferred Gains on Disposal of Businesses

The Company recorded a deferred gain on disposal of businesses utilizing reinsurance. On March 1, 2000, the Parent sold its LTC business using a coinsurance contract. On April 2, 2001, the Parent sold its FFG business using a modified coinsurance contract. Since the form of sale did not discharge the Company’s primary liability to the insureds, the gain on these disposals was deferred and reported as a liability. The liability is decreased and recognized as revenue over the estimated life of the contracts’ terms. The Company reviews and evaluates the estimates affecting the deferred gain on disposal of businesses annually or when significant information affecting the estimates becomes known to the Company.

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts being sold are preneed life insurance, investment type annuities and worksite group disability and life insurance. The preneed life insurance policies include provisions for death benefit growth that is either pegged to the changes in the Consumer Price Index or determined periodically at the discretion of management. For preneed life insurance policies, revenues are recognized when due from policyholders. For preneed investment-type annuity contracts, revenues consist of charges assessed against policy balances. Revenues are recognized when earned on the worksite group disability and life insurance.

For universal life insurance contracts and investment-type annuity contracts previously sold by the preneed business but no longer offered, revenues consist of charges assessed against policy balances.

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

Fees and Other Income

The Company derives fee income primarily from providing administrative services. Fee income is recognized when services are performed.

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, amortization of DAC and VOBA, salaries and personnel benefits and other general operating expenses. These expenses are recorded as incurred.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Leases

The Company records expenses for operating leases on a straight-line basis over the lease term.

Contingencies

The Company follows SFAS No. 5, Accounting for Contingencies (“FAS 5”) which requires the Company to evaluate each contingent matter separately. A contingency loss is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes. The Company believes the contingent amounts recorded are adequate and reasonable.

Recent Accounting Pronouncements - Adopted

On January 1, 2007, the Company adopted Statement of Position No. 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements were accounted for as continuations of the replaced contract. Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of SOP 05-1. At adoption, the Company recognized a $6,335 decrease to deferred acquisition costs, which was accounted for as a $4,118 (after-tax) reduction to the January 1, 2007 balance of retained earnings.

On January 1, 2007, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“FAS 155”). This statement resolves issues addressed in FAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. FAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. FAS 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the statement of operations impact of the changes in fair value of those instruments. The adoption of FAS 155 did not have a material impact on the Company’s financial position or results of operations.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

On January 1, 2007, the Company adopted the provisions of Financial Accounting Statements Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). There was no impact as a result of adoption on the Company’s January 1, 2007 retained earnings. See Note 4 for further information regarding the adoption of FIN 48.

Recent Accounting Pronouncements – Not Yet Adopted

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt FAS 157 on January 1, 2008. FAS 157 will be applied prospectively as of January 1, 2008 except for certain financial instruments that were measured at fair value using a transaction price. For these financial instruments, FAS 157 requires limited retrospective adoption and thus the difference between carrying amounts and the fair values of the relevant financial instruments will be shown as a cumulative-effect adjustment to January 1, 2008 retained earnings. Adoption of FAS 157, including the limited retrospective adoption, will not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt FAS 159 on January 1, 2008. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date thus the adoption of FAS 159 will not have an impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued Financial Statement of Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Therefore, the Company is required to adopt the FAS 157 requirements for its non-financial assets and non-financial liabilities measured on a non-recurring basis on January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

3.	Investments

The cost or amortized cost, gross unrealized gains and losses and fair value of fixed maturity and equity securities at December 31, 2007 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$13,039	$2,342	$(1)	$15,380
States, municipalities and political subdivisions	46,799	1,271	(45)	48,025
Foreign governments	82,810	8,562	(243)	91,129
Public utilities	417,408	12,700	(4,554)	425,554
Mortgage-backed securities	174,815	1,576	(1,071)	175,320
All other corporate	1,876,205	62,729	(39,373)	1,899,561

Total fixed maturities	$2,611,076	$89,180	$(45,287)	$2,654,969

Equity securities:
Non-sinking fund preferred stocks	$303,785	$1,184	$(36,297)	$268,672

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

The cost or amortized cost, gross unrealized gains and losses and fair value of fixed maturity and equity securities at December 31, 2006 are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$68,277	$2,838	$(67)	$71,048
States, municipalities and political subdivisions	47,800	1,692	(63)	49,429
Foreign governments	73,985	6,860	(128)	80,717
Public utilities	457,894	17,497	(4,278)	471,113
Mortgage-backed securities	268,242	1,071	(3,471)	265,842
All other corporate	1,907,149	84,770	(14,722)	1,977,197

Total fixed maturities	$2,823,347	$114,728	$(22,729)	$2,915,346

Equity securities:
Non-sinking fund preferred stocks	$316,087	$6,387	$(2,464)	$320,010

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$31,241	$31,636
Due after one year through five years	361,804	372,392
Due after five years through ten years	441,506	443,470
Due after ten years	1,601,710	1,632,151

Total	2,436,261	2,479,649
Mortgage-backed securities	174,815	175,320

Total	$2,611,076	$2,654,969

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Major categories of net investment income are as follows:

	Years Ended December 31,
	2007	2006	2005
Fixed maturity securities	$177,108	$191,823	$208,916
Equity securities	20,997	21,877	21,012
Commercial mortgage loans on real estate	52,990	55,112	54,563
Policy loans	459	497	555
Short-term investments	4,060	2,769	2,037
Other investments	38,140	23,886	15,704
Cash and cash equivalents	1,928	687	613

Investment income	295,682	296,651	303,400
Investment expenses	(9,447)	(9,677)	(9,490)

Net investment income	$286,235	$286,974	$293,910

The net realized (losses) gains recorded in income for 2007, 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
Fixed maturity securities	$(16,252)	$848	$(373)
Equity securities	(11,840)	(2,129)	(1,468)

Total marketable securities	(28,092)	(1,281)	(1,841)
Other	(127)	9,771	190

Total	$(28,219)	$8,490	$(1,651)

Proceeds from sales of available for sale securities were $490,403, $829,365, and $559,833 during 2007, 2006 and 2005, respectively. Gross gains of $11,155, $13,077 and $13,824 and gross losses of $18,121, $14,010 and $15,399 were realized on dispositions in 2007, 2006 and 2005, respectively. For securities sold at a loss during 2007, the average period of time these securities were trading continuously below book value was approximately 13 months.

The Company recorded $21,126, $348 and $266 of realized losses in 2007, 2006 and 2005, respectively, associated with other-than-temporary declines in value of available for sale securities.

Over the last six months of 2007, the fixed maturity security and equity security markets have experienced significant volatility. This volatility has primarily been due to declines in the housing market, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had market declines.

In connection with this volatility, we recorded $3,314 and $17,933 of pre-tax other-than-temporary impairments during the three months ended September 30, 2007 and December 31, 2007, respectively. Included in these amounts are $12,846, $3,346, $1,100 and $554 related to banks and financial institutions, real estate investment trusts, paper/forestry companies and home builders, respectively.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity and equity securities at December 31, 2007 are as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$110	$(1)	$—	$—	$110	$(1)
States, municipalities and political subdivisions	12,203	(45)	—	—	12,203	(45)
Foreign governments	16,719	(241)	248	(2)	16,967	(243)
Public utilities	112,590	(2,693)	48,193	(1,861)	160,783	(4,554)
Mortgage-backed securities	15,660	(310)	63,225	(761)	78,885	(1,071)
All other corporate bonds	585,113	(28,681)	194,650	(10,692)	779,763	(39,373)

Total fixed maturities	$742,395	$(31,971)	$306,316	$(13,316)	$1,048,711	$(45,287)

Equity securities:
Non-sinking fund preferred stocks	$191,960	$(31,970)	$35,791	$(4,327)	$227,751	$(36,297)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity and equity securities at December 31, 2006 are as follows:

	Less than 12 months(1)		12 Months or More(1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$32,170	$(48)	$1,010	$(19)	$33,180	$(67)
States, municipalities and political subdivisions	3,739	(50)	1,013	(13)	4,752	(63)
Foreign governments	4,599	(122)	244	(6)	4,843	(128)
Public utilities	92,740	(1,789)	64,224	(2,489)	156,964	(4,278)
Mortgage-backed securities	60,076	(565)	134,193	(2,906)	194,269	(3,471)
All other corporate bonds	429,755	(7,140)	221,434	(7,582)	651,189	(14,722)

Total fixed maturities	$623,079	$(9,714)	$422,118	$(13,015)	$1,045,197	$(22,729)

Equity securities:
Non-sinking fund preferred stocks	$65,091	$(920)	$48,503	$(1,544)	$113,594	$(2,464)

(1)	Certain unrealized losses, which were previously classified in less than 12 months, have been appropriately classified as 12 months or more in 2007 with conforming changes in 2006.

The total unrealized losses represent less than 7% and 3% of the aggregate fair value of the related securities at December 31, 2007 and 2006, respectively. Approximately 78% and 42% of these unrealized losses have been in a continuous loss position for less than twelve months in 2007 and 2006, respectively. The total unrealized losses on securities that were in a continuous unrealized loss position

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

for greater than six months but less than 12 months were approximately $44,684 and $5,330 in 2007 and 2006, respectively. There were no securities with an unrealized loss of greater than $200 having a market value below 67% and 90% of book value at December 31, 2007 and 2006, respectively. At December 31, 2007, approximately 26% of the unrealized losses for fixed maturity and equity securities were concentrated in the banking industry with no exposure to any single issuer in the banking industry in excess of 4% of total unrealized losses.

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2007, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$3,032	$3,022
Due after one year through five years	76,372	74,645
Due after five years through ten years	207,801	200,080
Due after ten years	726,837	692,079

Total	$1,014,042	$969,826
Mortgage-backed securities	79,956	78,885

Total	$1,093,998	$1,048,711

As part of the Company’s ongoing monitoring process, the Company regularly reviews its investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. The Company has reviewed these securities and recorded $21,126, $348 and $266 of additional other-than-temporary impairments as of December 31, 2007, 2006 and 2005, respectively. Due to issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectations to do so, as well as the Company’s evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the securities in an unrealized loss position as of December 31, 2007 in the sectors discussed above were temporarily depressed primarily as a result of the prevailing level of interest rates at the time the securities were purchased. The Company has the ability and intent to hold these assets until the date of recovery.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized loss position at December 31, 2007.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
	(in thousands)
Fixed maturity portfolio:
Sub-prime first lien mortgages	$8,242	0.31%	$(246)
Second lien mortgages (including sub-prime second lien mortgages)	2,604	0.10%	14

Total exposure to sub-prime collateral	$10,846	0.41%	$(232)

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized loss position at December 31, 2006.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss)
	(in thousands)
Fixed maturity portfolio:
Sub-prime first lien mortgages	$9,888	0.34%	$(28)
Second lien mortgages (including sub-prime second lien mortgages)	3,479	0.12%	(20)

Total exposure to sub-prime collateral	$13,367	0.46%	$(48)

Approximately 6% and 5% of the mortgage-backed securities had exposure to sub-prime mortgage collateral at December 31, 2007 and 2006, respectively. This represents less than 1% of the total fixed maturity portfolio and less than 1% of the total unrealized loss position of the fixed maturity portfolio at December 31, 2007 and 2006. Of the securities with sub-prime exposure, all are investment grade rated. The Company has no sub-prime exposure to collateralized debt obligations as of December 31, 2007 or 2006. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the U.S. At December 31, 2007, approximately 41% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York and Pennsylvania. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $10 to $13,360 at December 31, 2007 and from $62 to $13,664 at December 31, 2006. The mortgage loan balance valuation allowance for losses was $3,018 and $2,705 at December 31, 2007 and 2006, respectively.

At December 31, 2007, loan commitments outstanding totaled approximately $20,600. Furthermore, at December 31, 2007, the Company is committed to fund additional capital contributions of $5,000 to joint ventures and to certain investments in limited partnerships.

The Company has short term investments and fixed maturity securities carried at $4,755 and $4,740 at December 31, 2007 and 2006, respectively, on deposit with various governmental authorities as required by law.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the United States Government, Government Agencies and Authorities, and U.S. Corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash held by a custodian bank for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral. At December 31, 2007 and 2006, securities with a fair value of $234,138 and $172,528, respectively, were on loan to select brokers/dealers and are included in the Company’s available for sale investment. At December 31, 2007 and 2006, collateral with a fair value of $240,049 and $176,937, respectively, is included in the Company’s assets with offsetting liabilities.

4.	Income Taxes

The Company is subject to U.S. tax and files a consolidated federal income tax return with its parent, Assurant, Inc. Prior to 2007, the Company had international operations that were subject to income taxes imposed by the foreign jurisdictions in which it operated. Information about the Company’s current and deferred tax expense follows:

	Years Ended December 31,
	2007	2006	2005
Current expense:
Federal	$39,405	$94,368	$43,766
Foreign	—	274	788

Total current expense	39,405	94,642	44,554
Deferred expense (benefit)
Federal	17,716	11,934	24,968
Foreign	—	—	(730)

Total deferred expense	17,716	11,934	24,238

Total income tax expense	$57,121	$106,576	$68,792

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%
Reconciling items:
Tax exempt interest	(0.1)	(2.1)	(2.9)
Dividends received deduction	(1.7)	(0.3)	0.2
Permanent nondeductible expenses	0.2	—	—
Change in reserve for prior year taxes	(5.0)	9.5	4.8
Goodwill	—	—	0.1
Other	0.7	—	—

Effective income tax rate	29.1%	42.1%	37.2%

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

The Company adopted the provisions of FIN 48, on January 1, 2007. The adoption of this interpretation had no impact on the Company’s consolidated financial statements. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, follows:

Balance at January 1, 2007	$(42,296)
Additions based on tax positions related to the current year	(1,507)
Additions for tax positions of prior years	(400)
Reductions for tax positions of prior years	9,934
Settlements	26,998

Balance at December 31, 2007	$(7,271)

Of the total unrecognized tax benefit, $8,249, which includes interest if recognized, would impact the Company’s consolidated effective tax rate.

The Company’s continuing practice is to recognize interest expense related to income tax matters in income tax expense. During the year ended December 31, 2007, the Company recognized approximately $4,880 of interest income related to income tax matters. The Company had approximately $7,360 accrued at December 31, 2007, for the payment of interest.

The Company files income tax returns in the U.S. and various state jurisdictions. Prior to 2007, the Company also filed income tax returns with various foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all state, local and non-U.S. income tax matters have been concluded for the years through 2001.

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities follow:

	December 31,
	2007	2006
Deferred tax assets:
Policyholder and separate account reserves	$—	$923
Accrued liabilities	7,713	11,881
Investment adjustments	7,957	131
Deferred acquisition costs	24,866	26,794
Deferred gains on reinsurance	47,628	55,354

Gross deferred tax assets	88,164	95,083

Deferred tax liabilities:
Policyholder and separate account reserves	7,037	—
Unrealized gains on fixed maturities and equities	2,788	33,132
Other liabilities	17,715	20,684

Gross deferred tax liabilities	27,540	53,816

Net deferred income tax asset	$60,624	$41,267

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

At December 31, 2007, the Company had no operating or capital loss carryforwards for U.S. federal income tax purposes.

5.	Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible items. A summary of such receivables is as follows:

	December 31,
	2007	2006
Insurance premiums receivable	$70,222	$77,187
Other receivables	41,629	28,023
Allowance for uncollectible items	(5,622)	(6,612)

Total	$106,229	$98,598

6.	Stockholder’s Equity

The Board of Directors of the Company has authorized 1,000,000 shares of common stock with a par value of $5.00 per share. All the shares are issued and outstanding as of December 31, 2007 and 2006. All the outstanding shares at December 31, 2007 are owned by the Parent (see Note 1). The Company paid dividends of $197,000, $210,000 and $180,000 at December 31, 2007, 2006 and 2005, respectively.

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

The Company’s statutory net income and capital and surplus are as follows:

	Years Ended and at December 31,
	2007	2006		2005
Statutory Net Income	$138,496	$212,898	(1)	$127,094

	At December 31,
	2007	2006
Statutory Capital and Surplus	$438,924	$515,105

(1)	The $212,898 net income in 2006 includes a gain of approximately $31,700, after-tax, resulting from the April 2006 transfer of the Company’s Canadian insurance operations to an affiliated entity not subject to SAP and approximately $40,500, after-tax, from a settlement awarded to the Company in the fourth quarter of 2006 resulting from the successful resolution of a contract dispute with Progeny Marketing Innovations, a wholly-owned subsidiary of Cendant Corporation.

Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. The Company exceeds the minimum RBC requirements.

Dividend distributions to the Parent are restricted as to the amount by state regulatory requirements. A dividend is extraordinary when combined with all other dividends and distributions made within the preceding 12 months exceeds the greater of 10% of the insurers surplus as regards to policyholders on December 31 of the next preceding year, or the net gain from operations. In 2007, the Company declared and paid dividends of $197,000, of which $30,442 was ordinary and $166,558 was extraordinary. In 2006, the Company declared and paid dividends of $210,000, of which all was extraordinary. The Company has the ability, under state regulatory requirements, to dividend up to $84,587 to its parent in 2008 without permission from Iowa regulators.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

8.	Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	December 31,
	2007	2006
Ceded future policyholder benefits and expenses	$1,216,757	$1,212,991
Ceded unearned premium	19,383	19,579
Ceded claims and benefits payable	65,619	56,427
Ceded paid losses	10,509	14,623

Total	$1,312,268	$1,303,620

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2007			2006			2005
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Direct
Premiums and other considerations	$293,346	$1,003,971	$1,297,317	$384,626	$1,089,002	$1,473,628	$475,081	$1,360,420	$1,835,501
Premiums assumed	9,732	179,395	189,127	11,655	180,522	192,177	14,513	153,412	167,925
Premiums ceded	(219,490)	(7,024)	(226,514)	(291,700)	(7,285)	(298,985)	(276,240)	(16,415)	(292,655)

Net earned premiums and other considerations	$83,588	$1,176,342	$1,259,930	$104,581	$1,262,239	$1,366,820	$213,354	$1,497,417	$1,710,771

Direct policyholder
Benefits	$756,784	$643,161	$1,399,945	$851,688	$707,463	$1,559,151	$877,175	$904,063	$1,781,238
Benefits assumed	31,002	177,909	208,911	36,405	179,652	216,057	39,758	159,283	199,041
Benefits ceded	(671,497)	(2,750)	(674,247)	(748,887)	(2,694)	(751,581)	(682,240)	(6,655)	(688,895)

Net policyholder benefits	$116,289	$818,320	$934,609	$139,206	$884,421	$1,023,627	$234,693	$1,056,691	$1,291,384

The Company had $215,012 and $127,789 of assets held in trusts as of December 31, 2007 and 2006, respectively, for the benefit of others related to certain reinsurance arrangements.

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

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To limit this risk, the Company has control procedures in place to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as developing strong relationships with the Company’s reinsurance partners for the sharing of risks. A.M. Best ratings for The Hartford and John Hancock, the reinsurers we have the most exposure to, are A+ and A++, respectively. The majority of our remaining reinsurance exposure has been ceded to companies rated A– or better by A.M. Best.

Business Divestitures

The Company has used reinsurance to exit certain businesses.

In 2005, the Parent signed an agreement with Forethought whereby the Company agreed to discontinue writing new preneed insurance policies in the U.S. via independent funeral homes and funeral homes other than those owned and operated by SCI for a period of ten years. The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought.

In 2001, the Parent entered into a reinsurance agreement with The Hartford for the sale of its FFG division. The reinsurance recoverable from The Hartford was $700,483 and $752,377 as of December 31,

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

2007 and 2006, respectively. The Company would be responsible to administer this business in the event of a default by the Hartford. In addition, under the reinsurance agreement, The Hartford is obligated to contribute funds to increase the value of the separate account assets relating to modified guaranteed annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments. Assets backing ceded liabilities related to these businesses are held in trust for the benefit of the Company and the separate accounts relating to the annuity business are still reflected as separate accounts in the Company’s balance sheet.

In 2000, the Company divested its LTC operations to John Hancock Life Insurance Company (“John Hancock”). Reinsurance recoverable from John Hancock was $489,865 and $423,889 as of December 31, 2007 and 2006, respectively.

9.	Reserves

The following table provides reserve information by major lines of business as of December 31, 2007 and 2006:

	December 31, 2007				December 31, 2006
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserves	Incurred But Not Reported Reserves
Long Duration Contracts:
Preneed life insurance policies and investment-type annuity contracts	$1,293,369	$1,404	$3,563	$973	$1,354,105	$1,554	$4,643	$899
Life insurance no longer offered	271,937	634	853	27	278,578	655	730	26
FFG and LTC disposed businesses	1,105,628	18,861	50,228	6,119	1,098,647	18,632	41,838	5,280
All other	4,429	316	16,503	6,443	4,185	514	14,019	7,439
Short Duration Contracts:
Group term life	—	6,317	214,430	47,711	—	6,448	225,717	51,278
Group disability	—	2,549	1,295,878	153,265	—	1,926	1,298,627	149,944
Medical	—	5,765	9,182	14,686	—	6,002	10,451	16,901
Dental	—	4,296	2,285	16,307	—	3,208	3,331	18,392
Credit life and disability	—	5	—	1,900	—	6	1,505	4,279

Total	$2,675,363	$40,147	$1,592,922	$247,431	$2,735,515	$38,945	$1,600,861	$254,438

The following table provides a roll forward of the Company’s product lines with the most significant short duration claims and benefits payable balances; group term life and group disability lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

	Group Term Life	Group Disability

Balance as of January 1, 2005, gross of reinsurance	$296,682	$1,368,820
Less: Reinsurance ceded and other (1)	(36)	(13,909)

Balance as of January 1, 2005, net of reinsurance	296,646	1,354,911
Incurred losses related to:
Current year	197,510	370,700
Prior year’s interest	9,948	61,415
Prior year(s)	(51,734)	(37,384)

Total incurred losses	155,724	394,731
Paid losses related to:
Current year	121,059	69,114
Prior year(s)	39,557	263,098

Total paid losses	160,616	332,212
Balance as of December 31, 2005, net of reinsurance	291,755	1,417,430
Plus: Reinsurance ceded and other (1)	256	14,303

Balance as of December 31, 2005, gross of reinsurance	$292,011	$1,431,733
Less: Reinsurance ceded and other (1)	(256)	(14,303)

Balance as of January 1, 2006, net of reinsurance	291,755	1,417,430
Incurred losses related to:
Current year	185,501	373,609
Prior year’s interest	9,575	62,270
Prior year(s)	(54,438)	(78,352)

Total incurred losses	140,638	357,527
Paid losses related to:
Current year	117,626	64,914
Prior year(s)	38,239	271,526

Total paid losses	155,865	336,440
Balance as of December 31, 2006, net of reinsurance	276,583	1,438,517
Plus: Reinsurance ceded and other (1)	412	10,054

Balance as of December 31, 2006, gross of reinsurance	$276,995	$1,448,571
Less: Reinsurance ceded and other (1)	(412)	(10,054)

Balance as of January 1, 2007, net of reinsurance	276,583	1,438,517
Incurred losses related to:
Current year	168,613	367,871
Prior year’s interest	9,150	62,073
Prior year(s)	(51,190)	(93,096)

Total incurred losses	126,573	336,848
Paid losses related to:
Current year	107,361	71,413
Prior year(s)	34,609	289,046

Total paid losses	141,970	360,459
Balance as of December 31, 2007, net of reinsurance	261,186	1,414,906
Plus: Reinsurance ceded and other (1)	955	34,237

Balance as of December 31, 2007, gross of reinsurance	$262,141	$1,449,143

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves established for obligations that would persist even if contracts were cancelled (such as extension of benefits), which cannot be analyzed appropriately under a roll-forward approach.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

Short Duration Contracts

The Company’s short duration contracts are comprised of group term life, group disability, medical, dental, and credit life and disability. The principal products and services included in these categories are described in the summary of significant accounting polices (see note 2).

Case and IBNR reserves are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and payment patterns, benefit changes, medical inflation, seasonality, membership, product mix, legislative and regulatory environment, economic factors, disabled life mortality and claim termination rates and other relevant factors. The Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.

Since case and IBNR reserves include estimates developed from various actuarial methods, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates. As shown in the table above, if the amounts listed on the line labeled “Incurred losses related to: Prior year” are negative (redundant) this means that the Company’s actual losses incurred related to prior years for these lines were less than the estimates previously made by the Company. If the line labeled “Incurred losses related to: Prior year” are positive (deficient) this means that the Company’s actual losses incurred related to prior years for these lines were greater than the estimates previously made by the Company.

The Group Term Life case and IBNR reserves redundancies in all years are due to actual mortality rates running below those assumed in prior year reserves, and actual recovery rates running higher than those assumed in prior year reserves.

Group Disability case and IBNR reserves show redundancies in all years due to actual claim recovery rates exceeding those assumed in prior year reserves. During the three-year period, recoveries and terminations due to death increased in 2007 and 2006 leading to a higher reserve redundancy in those years.

The Company’s short duration group disability category includes short and long term disability products. Case and IBNR reserves for long-term disability have been discounted at 5.25%. The December 31, 2007 and 2006 liabilities include $1,384,970 and $1,410,711, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2007 and 2006 are $486,492 and $445,004, respectively.

Long Duration Contracts

The Company’s long duration contracts are comprised of preneed life insurance policies and annuity contracts, life insurance policies no longer offered, and FFG and LTC disposed businesses. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).

Preneed Business—Independent Division

Interest and discount rates for preneed insurance are level, vary by year of issuance and product, and ranged from 4.7% to 7.3% in 2007 and 2006 before provisions for adverse deviation, which ranged from 0.2% to 0.5% in both 2007 and 2006.

Interest and discount rates for traditional life insurance no longer offered vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2007 and 2006 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in both 2007 and 2006.

Mortality assumptions are based upon pricing assumptions and modified to allow provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future policy benefit increases on preneed life insurance policies ranged from 1.0% to 7.0% in 2007 and 2006. Some policies have future policy benefit increases, which are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2007 and 2006 with the exception of most policies issued in 2005 and later where the assumption was 2.3%.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.5% to 5.5% in 2007 and 2006. Withdrawal charges, if any, generally range from 7.0% to 0.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period, typically grading to zero after all premiums have been paid.

FFG and LTC

The reserves for FFG and LTC are included in the company’s reserves in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see note 8).

10.	Fair Value Disclosures

FAS 107, Disclosures About Fair Value of Financial Instruments, (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. These financial instruments may or may not be recognized in the consolidated balance sheets. These derived fair value estimates are significantly affected by the assumptions used. Additionally, FAS 107 excludes certain financial instruments including those related to insurance contracts from being disclosed.

Fair values for fixed maturity securities, equity securities, collateral held and obligations under securities lending and separate account assets (with matching liabilities) are obtained from an independent pricing service which uses observable market information. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash, cash equivalents and short-term investments: the carrying amount reported approximates fair value because of the short maturity of the instruments.

Fixed maturity securities: the fair value for fixed maturity securities, which include both public and 144A securities, is primarily based on matrix pricing models or, in the case of private placements, excluding 144A securities, is estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Equity securities: the fair value of preferred stocks is primarily based on matrix pricing models.

Commercial mortgage loans and policy loans: the fair values of mortgage loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Mortgage loans with similar characteristics are aggregated for purposes of the calculations. The carrying amounts of policy loans reported in the consolidated balance sheets approximate fair value.

Other investments: the fair values of joint ventures are based on financial statements provided by partnerships or members. The carrying amounts of the remaining other investments approximate fair value.

Other assets: a derivative instrument, which the Company purchased to hedge inflation risk inherent in some of our preneed insurance policies with payments tied to the Consumer Price Index, is recorded in other assets. The fair value of this derivative is based on quoted market prices.

Collateral and obligations under securities lending: the carrying amount reported approximates fair value because of the short duration of the investments.

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using cash surrender value.

Separate account assets and liabilities: separate account assets (with matching liabilities) are reported at their estimated fair values, which are primarily based on quoted market prices.

Funds held under reinsurance: the carrying amount reported approximates fair value due to the short maturity of the instruments.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$32,832	$32,832	$75,233	$75,233
Fixed maturity securities	2,654,969	2,654,969	2,915,346	2,915,346
Equity securities	268,672	268,672	320,010	320,010
Commercial mortgage loans on real estate	822,184	851,124	750,283	774,030
Policy loans	7,724	7,724	7,840	7,840
Short-term investments	44,092	44,092	48,141	48,141
Collateral held under securities lending	240,049	240,049	176,937	176,937
Other investments	74,781	74,781	87,323	87,323
Other assets	6,635	6,635	6,451	6,451
Assets held in separate accounts	2,867,617	2,867,617	3,020,811	3,020,811
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$304,882	$302,275	$355,178	$352,809
Funds held under reinsurance	118	118	107	107
Obligations under securities lending	240,049	240,049	176,937	176,937
Liabilities related to separate accounts	2,867,617	2,867,617	3,020,811	3,020,811

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

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefit plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these consolidated financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension costs allocated to the Company were $6,902, $8,240 and $7,881 for 2007, 2006 and 2005, respectively.

The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the Company. The second 2% is matched 50% by the Company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the Company. The amount expensed was $5,853, $5,688 and $5,656 for 2007, 2006 and 2005, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by the Parent. Health care benefits, either through the Parent’s sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993. The Company made contributions to the postretirement benefit plans of $1,108, $0 and $0 in 2007, 2006 and 2005, respectively, as claims were incurred. During 2007, 2006 and 2005 the Company incurred expenses related to retirement benefits of $1,522, $1,532 and $1,505, respectively.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

12.	Deferred Acquisition Costs

Information about deferred acquisition costs follows:

	December 31,
	2007	2006	2005
Beginning balance	$63,571	$123,222	$116,060
Transfer of Canadian business	—	(45,690)	—
Costs deferred	33,063	27,874	78,432
Amortization	(39,724)	(41,772)	(72,726)
Foreign currency translation	—	(63)	1,456
Cumulative effect of change in accounting principle for SOP 05-01 (Note 2)	(6,335)	—	—

Ending balance	$50,575	$63,571	$123,222

13.	Goodwill, VOBA and Intangibles

Information about goodwill VOBA and intangibles are as follows:

	Goodwill for the Year Ended December 31,			VOBA for the Year Ended December 31,			Intangibles for the Year Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Beginning balance	$156,817	$164,643	$156,143	$26,667	$33,965	$39,413	$29,061	$30,622	$25,892
Transfer of Canadian business	—	(7,817)	—	—	(2,692)	—	—	—	—
Dental mergers	—	—	8,594	—	—	—	—	218	7,632
Additions (deletions)	—	—	(340)	—	—	—	—	—	—
Amortization, net of interest accrued	—	—	—	(3,851)	(4,603)	(5,532)	(1,788)	(1,779)	(2,902)
Foreign currency translation	—	(9)	246	—	(3)	84	—	—	—

Ending balance	$156,817	$156,817	$164,643	$22,816	$26,667	$33,965	$27,273	$29,061	$30,622

As of December 31, 2007, the majority of the outstanding balance of VOBA relates to the Company’s preneed insurance business. VOBA in this segment assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2007 the estimated amortization of VOBA for the next five years and thereafter is as follows:

Year	Amount
2008	$3,051
2009	2,272
2010	1,799
2011	1,638
2012	1,513
Thereafter	12,543

Total	$22,816

Intangible assets that have finite lives, including customer relationships, customer contracts and other intangible assets are amortized over their estimated useful lives. At December 31, 2007, the estimated amortization of intangibles with finite lives for the next five years is as follows:

Year	Amount
2008	$1,788
2009	1,788
2010	1,788
2011	1,788
2012	1,788

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

14.	Other Comprehensive Income

The Company’s components of other comprehensive income (loss) net of tax at December 31 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income
Balance at December 31, 2004	$6,717	$165,958	$172,675
Dental merger	—	34	34
Activity in 2005	300	(53,480)	(53,180)

Balance at December 31, 2005	7,017	112,512	119,529

Transfer of Canadian business	(7,227)	(11,729)	(18,956)
Activity in 2006	151	(38,445)	(38,294)

Balance at December 31, 2006	(59)	62,338	62,279

Activity in 2007	59	(56,642)	(56,583)

Balance at December 31, 2007	$—	$5,696	$5,696

15.	Related Party Transactions

The Company receives various services from the Parent and its affiliates. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information technology and other administrative functions. The fees paid to the Parent for these services for years ended December 31, 2007, 2006 and 2005, were $27,581, $27,803 and $27,647, respectively. Net expenses paid to affiliates were $26,714, $33,245 and $38,846, for the years ended December 31, 2007, 2006 and 2005. Information technology expenses were $43,369, $44,470 and $56,866 for years ended December 31, 2007, 2006 and 2005, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating on its own.

The Company assumes preneed business from its affiliate, United Family Life Insurance Company (“UFL”). The Company has assumed premium from UFL of $8,146, $9,838 and $12,215 in 2007, 2006 and 2005, respectively. The Company assumed $520,904 and $548,472 of reserves in 2007 and 2006, respectively, from UFL.

The Company assumes group disability business from its affiliate, Union Security Life Insurance Company of New York (“USLICONY”). The Company assumed $6,813, $6,916 and $6,588 of premium from USLICONY in 2007, 2006 and 2005, respectively. The Company assumed $29,569 and $29,151 of reserves in 2007 and 2006, respectively, from USLICONY.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(In thousands except share data)

16.	Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2007, the aggregate future minimum lease payment under operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2008	$7,917
2009	7,093
2010	6,619
2011	5,494
2012	1,019
Thereafter	48

Total minimum future lease payments	$28,190

Rent expense was $8,277, $8,713 and $9,699 for 2007, 2006 and 2005, respectively.

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