Form 10-Q
period 2008-03-31
UNION SECURITY INSURANCE CO
filed 2008-05-12
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Insurance Company

Consolidated Balance Sheets (unaudited)

At March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost—$2,454,566 in 2008 and $2,611,076 in 2007)	$2,444,139	$2,654,969
Equity securities available for sale, at fair value (cost—$297,727 in 2008 and $303,785 in 2007)	269,362	268,672
Commercial mortgage loans on real estate, at amortized cost	849,078	822,184
Policy loans	12,375	12,346
Short-term investments	173,421	44,092
Collateral held under securities lending	191,014	240,049
Other investments	76,474	74,781

Total investments	4,015,863	4,117,093
Cash and cash equivalents	29,157	32,832
Premiums and accounts receivable, net	100,096	106,229
Reinsurance recoverables	1,320,966	1,307,646
Due from affiliates	—	6,381
Accrued investment income	45,380	42,352
Deferred acquisition costs	54,029	50,575
Deferred income taxes, net	81,994	60,624
Goodwill	156,817	156,817
Value of business acquired	22,022	22,816
Other assets	32,091	36,676
Assets held in separate accounts	2,459,882	2,867,617

Total assets	$8,318,297	$8,807,658

Liabilities
Future policy benefits and expenses	$2,664,595	$2,675,363
Unearned premiums	40,658	40,147
Claims and benefits payable	1,834,822	1,840,353
Commissions payable	16,877	15,507
Reinsurance balances payable	3,711	2,706
Deferred gains on disposal of businesses	129,428	134,607
Obligations under securities lending	191,014	240,049
Accounts payable and other liabilities	193,006	208,809
Due to affiliates	3,365	—
Income taxes payable	18,711	1,459
Liabilities related to separate accounts	2,459,882	2,867,617

Total liabilities	7,556,069	8,026,617

Commitments and contingencies (Note 6)

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued and outstanding	5,000	5,000
Additional paid-in capital	545,635	545,635
Retained earnings	236,819	224,710
Accumulated other comprehensive (loss) income	(25,226)	5,696

Total stockholder’s equity	762,228	781,041

Total liabilities and stockholder’s equity	$8,318,297	$8,807,658

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Operations (unaudited)

Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues
Net earned premiums and other considerations	$302,098	$331,411
Net investment income	61,293	96,037
Net realized (losses) gains on investments	(11,750)	2,231
Amortization of deferred gains on disposal of businesses	5,180	5,911
Fees and other income	2,577	3,647

Total revenues	359,398	439,237

Benefits, losses and expenses
Policyholder benefits	231,453	257,383
Amortization of deferred acquisition costs and value of business acquired	11,452	10,136
Underwriting, general and administrative expenses	93,845	96,084

Total benefits, losses and expenses	336,750	363,603

Income before provision for income taxes	22,648	75,634
Provision for income taxes	7,809	27,585

Net income	$14,839	$48,049

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statement of Changes in Stockholder’s Equity

From December 31, 2007 to March 31, 2008 (unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2007	$5,000	$545,635	$224,710	$5,696	$781,041
Cumulative effect of change in accounting principle (Note 3)	—	—	(2,730)	—	(2,730)
Comprehensive income:
Net income	—	—	14,839	—	14,839
Other comprehensive loss:
Net change in unrealized losses on securities, net of taxes	—	—	—	(30,922)	(30,922)

Total other comprehensive loss					(30,922)

Total comprehensive loss					(16,083)

Balance, March 31, 2008	$5,000	$545,635	$236,819	$(25,226)	$762,228

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$25,769	$15,325

Investing activities
Sales of:
Fixed maturity securities available for sale	138,119	103,175
Equity securities available for sale	39,275	24,535
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	29,664	91,823
Purchase of:
Fixed maturity securities available for sale	(41,278)	(157,399)
Equity securities available for sale	(37,304)	(27,671)
Property and equipment	25	—
Change in other investments	(1,693)	11,507
Change in commercial mortgage loans on real estate	(26,894)	(6,380)
Change in short-term investments	(129,329)	(114,875)
Change in collateral held under securities lending	49,035	(132,151)
Change in policy loans	(29)	(24)

Net cash provided by (used in) investing activities	19,591	(207,460)

Financing activities
Change in obligation under securities lending	(49,035)	132,151

Net cash (used in) provided by financing activities	(49,035)	132,151

Change in cash and cash equivalents	(3,675)	(59,984)
Cash and cash equivalents at beginning of period	32,832	75,233

Cash and cash equivalents at end of period	$29,157	$15,249

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

1.	Nature of Operations

Union Security Insurance Company (the “Company”) is a provider of life and health insurance products including group disability insurance, group dental insurance, group life insurance, small employer group health insurance and pre-funded funeral insurance (“preneed”). The Company is an indirect wholly-owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ. The Company distributes its products in all states except New York.

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

In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair statement of the financial statements have been included. The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2008 presentation.

The Company recorded an after-tax cumulative effect of change in accounting principle of $(2,730) on January 1, 2008, related to the adoption of Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). The amount is reflected in the statement of changes in stockholder’s equity as required. See Notes 3 and 4 for further information regarding the adoption of FAS 157.

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $14,326 of other-than-temporary impairments for the three months ended March 31, 2008. There were no other-than-temporary impairments for the three months ended March 31, 2007.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements – Adopted

On January 1, 2008, the Company adopted FAS 157 which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to January 1, 2008 retained earnings. At adoption, the Company recognized a $4,200 decrease to other assets, and a corresponding decrease of $2,730 (after-tax) to retained earnings. See Note 4 for further information regarding the adoption of FAS 157.

On January 1, 2008, the Company adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 159 did not have an impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non-Controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

In February 2008, the FASB issued Financial Statement of Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

4.	Fair Value Measurements

FAS 157 defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with FAS 157, the Company has categorized its recurring basis financial assets and liabilities based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The FASB has deferred the effective date of FAS 157 until January 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis in accordance with FSP FAS 157-2.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The levels of the fair value hierarchy and its application to the Company’s financial assets and liabilities are described below:

•

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Financial assets and liabilities utilizing Level 1 inputs include certain U.S. mutual funds, money market funds, common stock and certain foreign securities.

•

Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset. Financial assets utilizing Level 2 inputs include corporate, municipal, foreign government and public utilities bonds, private placement bonds, certain U.S. Government and agency securities, mortgage and asset backed securities, preferred stocks and certain U.S. and foreign mutual funds.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

•

Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset. Financial assets utilizing Level 3 inputs include certain preferred stocks, corporate bonds and mortgage backed securities that were quoted by brokers and could not be corroborated by Level 2 inputs and derivatives. A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of March 31, 2008:

	March 31, 2008
	Total	Level 1	Level 2	Level 3
Financial assets
Fixed maturity securities	$2,444,139	$—	$2,408,169	$35,970
Equity securities	269,362	—	262,722	6,640
Short-term investments	173,421	173,421	—	—
Collateral held under securities lending	176,359	21,352	155,007	—
Cash equivalents	19,425	19,425	—	—
Other assets	2,685	—	—	2,685
Assets held in separate accounts	2,459,882	2,386,337	73,545	—

Total financial assets	$5,545,273	$2,600,535	$2,899,443	$45,295

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended March 31, 2008:

	Total Level 3 Assets	Fixed maturity securities	Preferred stocks	Other assets
Balance, December 31, 2007	$67,436	$57,416	$7,585	$2,435
Total gains (realized/unrealized) included in earnings	283	33	—	250
Unrealized (losses) relating to instruments still held at the reporting date	(1,762)	(1,362)	(400)	—
Sales and settlements	(445)	(445)	—	—
Transfers out of Level 3	(20,217)	(19,672)	(545)	—

Balance, March 31, 2008	$45,295	$35,970	$6,640	$2,685

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described within FAS 157 are consistent with generally accepted valuation methodologies. The market approach valuation technique use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date. Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed to value certain securities without relying exclusively on quoted prices for those securities but comparing those securities to benchmark or comparable securities. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable.

Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. These techniques rely on current market expectations of future amounts as of the period-end date. Examples of income approach valuation techniques include present value techniques, option-pricing models, binomial or lattice models that incorporate present value techniques, and the multi-period excess earnings method.

Cost approach valuation techniques are based upon the amount that would be required to replace the service capacity of an asset at the period-end date, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation technique may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the period ended March 31, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

Level 2 valuations include observable market inputs. FAS 157 defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Each security is evaluated based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security.

The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing methodologies, review of the evaluated prices, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, the price of a security is adjusted accordingly.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2008 and 2007

(In thousands, except per share and share amounts)

5.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company were $1,350 and $1,571 for the three months ended March 31, 2008 and 2007, respectively.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. The amounts expensed by the Company were $2,248 and $1,920 for the three months ended March 31, 2008 and 2007, respectively.

6.	Commitments and Contingencies

The Company is regularly involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial condition, results of operations or cash flows.

7.	Subsequent Event

On April 1, the Company and an affiliate, United Family Life Insurance Company (“UFLIC”) amended the existing Agreement of Reinsurance (“Agreement”) between the two companies. Under the terms of the amendment, UFLIC will cede to the Company 100% of its remaining reinsured liabilities, as defined in the Agreement, on a coinsurance basis. No gain or loss will be recognized as a result of this amendment to the Agreement, and the Company will pay a ceding fee of $8,159 to UFLIC. This ceding fee represents consideration for the business acquired and will be recorded as value of business acquired and amortized over the expected life of the underlying insurance policies.

PART I

FINANCIAL INFORMATION

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(Dollar amounts in thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Union Security Insurance Company and its subsidiaries (collectively, USIC or the Company) as of March 31, 2008, compared with December 31, 2007, and its results of operations for the three months ended March 31, 2008, compared with the equivalent 2007 period. This discussion should be read in conjunction with the Company’s MD&A and annual audited financial statements as of December 31, 2007 included in the Company’s Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2007 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements in this MD&A and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in this report. We believe that these factors include but are not limited to those described under the subsection below entitled “Critical Factors Affecting Results” and in the subsection entitled “Risk Factors” in our 2007 Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity.

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

Critical Accounting Policies and Estimates

Our 2007 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2007 Form 10-K were consistently applied to the consolidated interim financial statements for the three months ended March 31, 2008.

Recent Accounting Pronouncements

Recent Accounting Pronouncements – Adopted

On January 1, 2008, the Company adopted Statement of Financial Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to January 1, 2008 retained earnings. At adoption, the Company recognized a $4,200 decrease to other assets, and a corresponding decrease of $2,730 (after-tax) to retained earnings. See Note 4 for further information regarding the adoption of FAS 157.

On January 1, 2008, the Company adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides a choice to measure many financial instruments and certain other items at fair value on specified election dates and requires disclosures about the election of the fair value option. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has chosen not to elect the fair value option for any financial or non-financial instruments as of the adoption date, thus the adoption of FAS 159 did not have an impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FASB Statement No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued Financial Statement of Position FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$302,098	$331,411
Net investment income	61,293	96,037
Net realized (losses) gains on investments	(11,750)	2,231
Amortization of deferred gains on disposal of businesses	5,180	5,911
Fees and other income	2,577	3,647

Total revenues	359,398	439,237

Benefits, losses and expenses:
Policyholder benefits	231,453	257,383
Selling, underwriting and general expenses (1)	105,297	106,220

Total benefits, losses and expenses	336,750	363,603

Income before provision for income taxes	22,648	75,634
Provision for income taxes	7,809	27,585

Net income	$14,839	$48,049

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.

For The Three Months Ended March 31, 2008 Compared to The Three Months Ended March 31, 2007.

Net Income

Net income decreased $33,210, or 69%, to $14,839 for First Quarter 2008 from $48,049 for First Quarter 2007. This decrease is primarily due to a decrease in net investment income and an increase in net realized losses on investments. The decrease in net investment income is primarily attributable to a decrease in investment income from real estate joint venture partnerships of approximately $19,600, after-tax. The increase in net realized losses on investments is driven by the write-down of other-than-temporary impairments in our investment portfolio of $9,312, after-tax.

Total Revenues

Total revenues decreased $79,839, or 18%, to $359,398 for First Quarter 2008 from $439,237 for First Quarter 2007. This decrease is primarily due to decreases in net investment income and net earned premiums and other considerations, and an increase in net realized losses on investments. Net investment income declined due to $30,100 of real estate joint venture partnership income included in First Quarter 2007, while First Quarter 2008 had no investment income from real estate joint venture partnerships. Net earned premiums and other considerations decreased primarily due to a decrease of $16,635 in premiums related to disability business written through our Disability Reinsurance Management Services (“DRMS”) channel driven by a decrease in single premiums on closed blocks of business. Also contributing to the decrease is a reduction of $10,900 in our small employer group health business driven by declining sales and lower membership. These decreases to net earned premiums and other considerations were partially offset by an increase in our group dental business due to an increase in sales. Net realized losses on investments increased primarily due to a $14,326 write-down of other-than-temporary impairments in our investment portfolio.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $26,853, or 7%, to $336,750 for First Quarter 2008 from $363,603 for First Quarter 2007. This decrease is primarily due to a decrease of $18,749 in policyholder benefits related to disability business written through our DRMS channel driven by a decrease in policyholder benefits related to closed blocks of business. Policyholder benefits also decreased in our small employer group health business driven by favorable experience and lower membership. These decreases were partially offset by an increase in group dental policyholder benefits due to unfavorable experience.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Our 2007 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the three months ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not required under the reduced disclosure format.

Item 3.	Defaults Upon Senior Securities.

Not required under the reduced disclosure format.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not required under the reduced disclosure format.

Item 5.	Other Information.

(a)	None.

(b)	Because all of the Company’s outstanding common stock is held indirectly by Assurant, Inc., the Company does not file a Schedule 14A and has not adopted any procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6.	Exhibits

The following exhibits are filed with this report. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Interim Chief Executive Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Union Security Insurance Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2008.

UNION SECURITY INSURANCE COMPANY

By:	/s/ John S. Roberts
Name:	John S. Roberts
Title:	Interim President and Chief Executive Officer

By:	/s/ Stacia N. Almquist
Name:	Stacia N. Almquist
Title:	Treasurer and Chief Financial Officer