Form 10-K/A
period 2007-12-31
UNION SECURITY INSURANCE CO
filed 2008-08-04
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10–K/A (the “Amendment”) amends the Annual Report on Form 10–K of Union Security Insurance Company (the “Company”) for the fiscal year ended December 31, 2008, as filed by the Company on March 3, 2008 (the “Original Filing”). The Amendment solely amends Part IV, Item 15 of the Original Filing to re-file paragraphs 1, 2, 4 and 5 of exhibits 31.1 and 31.2, respectively.

Except for the revisions described above, this Amendment does not amend, modify or update the Original Filing in any respect, and in particular, it does not amend, modify, or update the Original Filing with respect to paragraph 3 of exhibits 31.1 and 31.2. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this report. Exhibits are available upon request at the investor relations section of our website, located at www.assurant.com.

Exhibit No.	Description of Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Treasurer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2008.

UNION SECURITY INSURANCE COMPANY

By:	/s/ John S. Roberts
Name:	John S. Roberts
Title:	Interim President and Chief Executive Officer