Form 10-Q/A
period 2008-03-31
UNION SECURITY INSURANCE CO
filed 2008-08-04
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10–Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10–Q/A (the “Amendment”) amends the Quarterly Report on Form 10–Q of Union Security Insurance Company (the “Company”) for the period ended March 31, 2008, as filed by the Company on May 12, 2008 (the “Original Filing”). The Amendment solely amends Part II, Item 6 of the Original Filing to re-file paragraphs 1, 2, 4 and 5 of exhibits 31.1 and 31.2, respectively.

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