Form 10-Q
period 2008-06-30
UNION SECURITY INSURANCE CO
filed 2008-08-04
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 1, 2008, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q

Union Security Insurance Company

Consolidated Balance Sheets (unaudited)

At June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $2,470,880 in 2008 and $2,611,076 in 2007)	$2,411,032	$2,654,969
Equity securities available for sale, at fair value (cost - $293,512 in 2008 and $303,785 in 2007)	255,061	268,672
Commercial mortgage loans on real estate, at amortized cost	854,377	822,184
Policy loans	14,432	12,346
Short-term investments	75,029	44,092
Collateral held under securities lending	180,906	240,049
Other Investments	87,878	74,781

Total investments	3,878,715	4,117,093
Cash and cash equivalents	15,313	32,832
Premiums and accounts receivable, net	71,229	106,229
Reinsurance recoverables	1,331,401	1,307,646
Due from affiliates	3,487	6,381
Accrued investment income	41,824	42,352
Deferred acquisition costs	50,234	50,575
Deferred income taxes, net	98,422	60,624
Goodwill	156,817	156,817
Value of business acquired	23,208	22,816
Other assets	32,715	36,676
Assets held in separate accounts	2,405,416	2,867,617

Total assets	$8,108,781	$8,807,658

Liabilities
Future policy benefits and expenses	$2,700,825	$2,675,363
Unearned premiums	38,981	40,147
Claims and benefits payable	1,810,255	1,840,353
Commissions payable	11,824	15,507
Reinsurance balances payable	135	2,706
Deferred gains on disposal of businesses	124,267	134,607
Obligations under securities lending	180,906	240,049
Accounts payable and other liabilities	188,147	208,809
Income taxes payable	7,011	1,459
Liabilities related to separate accounts	2,405,416	2,867,617

Total liabilities	7,467,767	8,026,617

Commitments and contingencies (Note 6)

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued and outstanding	5,000	5,000
Additional paid-in capital	445,635	545,635
Retained earnings	254,285	224,710
Accumulated other comprehensive (loss) income	(63,906)	5,696

Total stockholder’s equity	641,014	781,041

Total liabilities and stockholder’s equity	$8,108,781	$8,807,658

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Operations (unaudited)

Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues
Net earned premiums and other considerations	$288,752	$303,483	$590,850	$634,893
Net investment income	63,815	66,026	125,108	162,063
Net realized (losses) gains on investments	(9,966)	(1,885)	(21,718)	346
Amortization of deferred gains on disposal of businesses	5,160	5,873	10,340	11,783
Fees and other income	3,170	7,894	5,748	11,543

Total revenues	350,931	381,391	710,328	820,628

Benefits, losses and expenses
Policyholder benefits	223,369	221,156	457,198	478,539
Amortization of deferred acquisition costs and value of business acquired	11,840	11,230	23,292	21,366
Underwriting, general and administrative expenses	85,955	95,866	177,423	191,950

Total benefits, losses and expenses	321,164	328,252	657,913	691,855

Income before provision for income taxes	29,767	53,139	52,415	128,773
Provision for income taxes	12,301	6,310	20,110	33,895

Net income	$17,466	$46,829	$32,305	$94,878

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statement of Changes in Stockholder’s Equity (unaudited)

From December 31, 2007 to June 30, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2007	$5,000	$545,635	$224,710	$5,696	$781,041
Return of capital (Note 8)	—	(100,000)	—	—	(100,000)
Cumulative effect of change in accounting principle (Note 3)	—	—	(2,730)	—	(2,730)
Comprehensive income:
Net income	—	—	32,305	—	32,305
Other comprehensive loss:
Net change in unrealized losses on securities, net of taxes	—	—	—	(69,602)	(69,602)

Total other comprehensive loss					(69,602)

Total comprehensive loss					(37,297)

Balance, June 30, 2008	$5,000	$445,635	$254,285	$(63,906)	$641,014

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$31,237	$(10,377)

Investing activities
Sales of:
Fixed maturity securities available for sale	254,302	214,095
Equity securities available for sale	70,373	63,759
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	52,444	151,814
Purchase of:
Fixed maturity securities available for sale	(178,713)	(279,469)
Equity securities available for sale	(68,874)	(66,471)
Property and equipment	25	—
Change in other investments	(13,097)	12,354
Change in commercial mortgage loans on real estate	(32,193)	(36,743)
Change in short-term investments	(30,937)	24,493
Change in collateral held under securities lending	59,143	(137,953)
Change in policy loans	(2,086)	8

Net cash provided by (used in) investing activities	110,387	(54,113)

Financing activities
Dividends paid	—	(115,000)
Change in obligation under securities lending	(59,143)	137,953
Return of capital	(100,000)	—

Net cash (used in) provided by financing activities	(159,143)	22,953

Change in cash and cash equivalents	(17,519)	(41,537)
Cash and cash equivalents at beginning of period	32,832	75,233

Cash and cash equivalents at end of period	$15,313	$33,696

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

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

As part of our ongoing monitoring process, we regularly review our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified on a timely basis and that any impairment is charged against earnings in the proper period. We have reviewed these securities and recorded $6,942 and $21,268 of other-than-temporary impairments for the three and six months ended June 30, 2008. There were no other-than-temporary impairments for the three and six months ended June 30, 2007.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

3.	Recent Accounting Pronouncements

Recent Accounting Pronouncements – Adopted

On January 1, 2008, the Company adopted FAS 157 which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to January 1, 2008 retained earnings. At adoption, the Company recognized a $4,200 decrease to other assets, and a corresponding decrease of $2,730 (after-tax) to retained earnings. See Note 4 for further information regarding FAS 157.

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

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non—controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued Financial Statement of Position FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured or disclosed at fair value in the financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

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

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

•

Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset. Financial assets utilizing Level 2 inputs include corporate, municipal, foreign government and public utilities bonds, private placement bonds, U.S. Government and agency securities, mortgage and asset backed securities, preferred stocks and certain U.S. and foreign mutual funds.

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

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of June 30, 2008:

	June 30, 2008
Financial Assets	Total	Level 1		Level 2	Level 3
Fixed maturity securities	$2,411,032	$—		$2,371,589	$39,443
Equity securities	255,061	—		247,022	8,039
Short-term investments	75,029	74,787		242	—
Collateral held under securities lending	166,743	23,081		143,662	—
Cash equivalents	6,750	6,750		—	—
Other assets	3,720	—		—	3,720
Assets held in separate accounts	2,403,091	2,326,914	a	76,177	—

Total financial assets	$5,321,426	$2,431,532		$2,838,692	$51,202

[a]	Mainly includes mutual fund investments

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended June 30, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Assets
Balance, beginning of quarter	$45,295	$35,970	$6,640	$2,685
Total net gains (realized/unrealized) included in earnings	1,079	44	—	1,035
Net unrealized gains or (losses) included in stockholder’s equity	(2,428)	(2,437)	9	—
Purchases, issuances, (sales) and (settlements)	3,352	2,867	485	—
Net transfers in	3,904	2,999	905	—

Balance, end of period	$51,202	$39,443	$8,039	$3,720

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the six months ended June 30, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Assets
Balance, beginning of year	$67,436	$57,416	$7,585	$2,435
Total net gains (realized/unrealized) included in earnings	1,363	78	—	1,285
Net unrealized losses included in stockholder’s equity	(4,190)	(3,799)	(391)	—
Purchases, issuances, (sales) and (settlements)	2,907	2,422	485	—
Net transfers in (out of)	(16,314)	(16,674)	360	—

Balance, end of period	$51,202	$39,443	$8,039	$3,720

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described within FAS 157 are consistent with generally accepted valuation methodologies. The market approach valuation technique uses prices and other relevant information from market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date. Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed to value certain securities without relying exclusively on quoted prices for those securities but comparing those securities to benchmark or comparable securities. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable.

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

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

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

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation technique may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the period ended June 30, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

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

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company were $1,278 and $1,880 for the three months ended June 30, 2008 and 2007, respectively, and $2,628 and $3,450 for the six months ended June 30, 2008 and 2007, respectively.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Six Months Ended June 30, 2008 and 2007

(In thousands, except per share and share amounts)

service. The amounts expensed by the Company were $1,089 and $1,276 for the three months ended June 30, 2008 and 2007, respectively, and $3,337 and $3,196 for the six months ended June 30, 2008 and 2007, respectively.

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

7.	Reinsurance Agreement

On April 1, 2008, the Company and an affiliate, United Family Life Insurance Company (“UFLIC”) amended an existing Agreement of Reinsurance (“Agreement”) between the two companies. Under the terms of the amendment, UFLIC will cede to the Company 100% of its remaining reinsured liabilities, as defined in the Agreement, on a coinsurance basis. No gain or loss was recognized as a result of this amendment to the Agreement, and the Company paid a ceding fee of $8,159 to UFLIC.

8.	Return of capital

Based on current operating lines of business, management determined the Company to be over capitalized. As a result, with the approval of the Iowa Insurance Division, on June 27, 2008, the Company returned $100,000 of contributed capital to its parent company, Interfinancial Inc.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(Dollar amounts in thousands)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Union Security Insurance Company and its subsidiaries (collectively, USIC or the Company) as of June 30, 2008, compared with December 31, 2007, and our results of operations for the three and six months ended June 30, 2008 and 2007. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (hereafter referred to as the Company’s 2007 Form 10-K) and the June 30, 2008 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements included in this MD&A and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements that involve a number of risks and uncertainties. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) failure to maintain significant client relationships, distribution sources and contractual arrangements; (ii) failure to attract and retain sales representatives; (iii) general global economic, financial market and political conditions (including fluctuations in interest rates, mortgage rates, monetary policies and inflationary pressure); (iv) inadequacy of reserves established for future claims losses; (v) failure to predict or manage benefits, claims and other costs; (vi) diminished value of invested assets in our investment portfolio (due to, among other things, credit and liquidity risk, environmental liability exposure and inability to target an appropriate overall risk level); (vii) losses due to natural and man-made catastrophes; (viii) unavailability, inadequacy and unaffordable pricing of reinsurance coverage; (ix) inability of reinsurers to meet their obligations; (x) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xi) credit risk of some of our agents in Assurant Specialty Property and Solutions; (xii) a further decline in the manufactured housing industry; (xiii) a decline in our credit or financial strength ratings; (xiv) failure to effectively maintain and modernize our information systems; (xv) failure to protect client information and privacy; (xvi) failure to find and integrate suitable acquisitions and new insurance ventures; (xvii) inability of our subsidiaries to pay sufficient dividends; (xviii) failure to provide for succession of senior management and key executives; (xix) negative publicity and impact on our business due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation); (xx) significant competitive pressures in our businesses and cyclicality of the insurance industry: (xxi) current or new laws and regulations that could increase our costs or limit our growth. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the subsection entitled “Risk Factors” in our 2007 Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

Our 2007 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2007 Form 10-K were consistently applied to the consolidated interim financial statements for the three and six months ended June 30, 2008.

Recent Accounting Pronouncements

Recent Accounting Pronouncements – Adopted

On January 1, 2008, the Company adopted FAS 157 which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative-effect adjustment to January 1, 2008 retained earnings. At adoption, the Company recognized a $4,200 decrease to other assets, and a corresponding decrease of $2,730 (after-tax) to retained earnings. See Note 4 for further information regarding FAS 157.

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

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The Company is currently evaluating the requirements of FAS 141R and the potential impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non—controlling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued Financial Statement of Position FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured or disclosed at fair value in the financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations	$288,752	$303,483	$590,850	$634,893
Net investment income	63,815	66,026	125,108	162,063
Net realized (losses) gains on investments	(9,966)	(1,885)	(21,718)	346
Amortization of deferred gains on disposal of businesses	5,160	5,873	10,340	11,783
Fees and other income	3,170	7,894	5,748	11,543

Total revenues	350,931	381,391	710,328	820,628

Benefits, losses and expenses:
Policyholder benefits	223,369	221,156	457,198	478,539
Selling, underwriting and general expenses (1)	97,795	107,096	200,715	213,316

Total benefits, losses and expenses	321,164	328,252	657,913	691,855

Income before provision for income taxes	29,767	53,139	52,415	128,773
Provision for income taxes	12,301	6,310	20,110	33,895

Net income	$17,466	$46,829	$32,305	$94,878

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.

The following discussion provides a high level analysis of the consolidated results for three and six months ended June 30, 2008 (“Second Quarter 2008” and “Six Months 2008”, respectively) and three and six months ended June 30, 2007 (“Second Quarter 2007” and “Six Months 2007”, respectively). Please see the discussion that follows for a more detailed analysis of the fluctuations.

For The Three Months Ended June 30, 2008 Compared to The Three Months Ended June 30, 2007.

Net Income

Net income decreased $29,363, or 63%, to $17,466 for Second Quarter 2008 from $46,829 for Second Quarter 2007. The decrease in net income is primarily due to a reduction of $11,975 in Second Quarter 2007 provision for income taxes due to a reduction in certain tax contingencies associated with a favorable tax settlement. Also contributing to the decrease is a decrease in net investment income driven by lower than average invested assets and an increase in net realized losses on investments due to the write-down of other-than-temporary impairments in Second Quarter 2008 of $4,074 (after-tax). Second Quarter 2007 had no write-downs of other-than-temporary impairments. The remaining decrease is attributable to less favorable group disability experience and less favorable group dental experience.

Total Revenues

Total revenues decreased $30,460, or 8%, to $350,931 for Second Quarter 2008 from $381,391 for Second Quarter 2007. Net earned premiums decreased $14,731, primarily due to a decline in our small employer group health business, a decrease in disability net earned premiums due to the transfer of a closed block of business and lower net earned premiums in group life. Net realized losses on investments increased due to other-than-temporary impairments in our investment portfolio of $6,942, net investment income declined due to lower average invested assets and fees and other income decreased due to contract settlement fee income recorded in the prior year related to the sale of marketing rights for our Independent – U.S. channel prefunded funeral business. These were partially offset by an increase in net earned premiums in our group dental business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $7,088, or 2%, to $321,164 for Second Quarter 2008 from $328,252 for Second Quarter 2007. The decrease is primarily due to a decline in our small employer group health business, a decrease in disability policyholder benefits due to the transfer of a closed block of business and a decline in our prefunded funeral business due to run-off of closed blocks of business. These decreases are partially offset by less favorable group disability experience and less favorable group dental experience.

Income Taxes

Income taxes increased $5,991, or 95%, to $12,301 for Second Quarter 2008 from $6,310 for Second Quarter 2007. The change in income taxes is not proportionate to pretax income primarily due to a reduction of $11,975 in Second Quarter 2007 provision for income taxes due to a reduction in certain tax contingencies associated with a favorable tax settlement.

For The Six Months Ended June 30, 2008 Compared to The Six Months Ended June 30, 2007.

Net Income

Net income decreased $62,573, or 66%, to $32,305 for Six Months 2008 from $94,878 for Six Months 2007. The decrease in net income is primarily due to a decrease in net investment income of $22,775 (after-tax), of which $19,600 (after-tax) is from real estate joint venture partnerships and the remaining is mainly due to lower average invested assets and a reduction of $10,828 for Six Months 2007 provision for income taxes due to a reduction in certain tax contingencies associated with a favorable tax settlement. Also contributing to the decrease is an increase in net realized losses on investments due to the write-down of other-than-temporary impairments for Six Months 2008 of $13,116 (after-tax). Six Months 2007 had no write-downs of other-than-temporary impairments. The remaining decrease is attributable to less favorable group disability experience and less favorable group dental experience.

Total Revenues

Total revenues decreased $110,300, or 13%, to $710,328 for Six Months 2008 from $820,628 for Six Months 2007. Net earned premiums decreased $44,043, primarily due to a decline in our small employer group health business, a decrease in disability net earned premiums due to the transfer of a closed block of business and lower net earned premiums in group life. Net investment income decreased $36,955 of which $31,800 is from real estate joint venture partnerships and the remaining is mainly from lower average invested assets. Net realized losses on investments increased due to other-than-temporary impairments in our investment portfolio of $21,268 and fees and other income decreased due to contract settlement fee income recorded in the prior year related to the sale of marketing rights for our Independent – U.S. channel prefunded funeral business. These are partially offset by an increase in net earned premiums in our group dental business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $33,942, or 5%, to $657,913 for Six Months 2008 from $691,855 for Six Months 2007. This decrease is primarily due to a decline in our small employer group health business, a decrease in disability policyholder benefits due to the transfer of a closed block of business and a decline in our prefunded funeral business due to run-off of closed blocks of business. These decreases are partially offset by less favorable group disability experience and less favorable group dental experience.

Income Taxes

Income taxes decreased $13,785, or 41%, to $20,110 for Six Months 2008 from $33,895 for Six Months 2007. The change in income taxes is not proportionate to pretax income primarily due to reduction of $10,828 for Six Months 2007 provision for income taxes due to a reduction in certain tax contingencies associated with a favorable tax settlement.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Our 2007 Form 10-K described our Risk Factors. There have been no material changes to the Risk Factors during the six months ended June 30, 2008.

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