Form 10-Q
period 2008-09-30
UNION SECURITY INSURANCE CO
filed 2008-11-07
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 1, 2008, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

*	Not required under reduced disclosure pursuant to General Instruction H(1) (a) and (b) of Form 10-Q.

Union Security Insurance Company

Consolidated Balance Sheets (unaudited)

At September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(in thousands except number of shares and per share amounts)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost - $2,388,031 in 2008 and $2,611,076 in 2007)	$2,182,406	$2,654,969
Equity securities available for sale, at fair value (cost - $215,517 in 2008 and $303,785 in 2007)	169,893	268,672
Commercial mortgage loans on real estate, at amortized cost	849,115	822,184
Policy loans	14,450	12,346
Short-term investments	157,722	44,092
Collateral held under securities lending	127,833	240,049
Other Investments	84,235	74,781

Total investments	3,585,654	4,117,093
Cash and cash equivalents	15,637	32,832
Premiums and accounts receivable, net	68,639	106,229
Reinsurance recoverables	1,347,330	1,307,646
Due from affiliates	2,691	6,381
Accrued investment income	45,174	42,352
Deferred acquisition costs	46,395	50,575
Deferred income taxes, net	185,811	60,624
Goodwill	156,817	156,817
Value of business acquired	22,324	22,816
Other assets	30,140	36,676
Assets held in separate accounts	2,012,724	2,867,617

Total assets	$7,519,336	$8,807,658

Liabilities
Future policy benefits and expenses	$2,700,404	$2,675,363
Unearned premiums	38,533	40,147
Claims and benefits payable	1,786,898	1,840,353
Commissions payable	12,235	15,507
Reinsurance balances payable	(112)	2,706
Deferred gains on disposal of businesses	119,088	134,607
Obligations under securities lending	132,539	240,049
Accounts payable and other liabilities	198,393	208,809
Income taxes payable	16,033	1,459
Liabilities related to separate accounts	2,012,724	2,867,617

Total liabilities	7,016,735	8,026,617

Commitments and contingencies (Note 7)

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 shares authorized, issued and outstanding	5,000	5,000
Additional paid-in capital	445,635	545,635
Retained earnings	217,510	224,710
Accumulated other comprehensive (loss) income	(165,544)	5,696

Total stockholder’s equity	502,601	781,041

Total liabilities and stockholder’s equity	$7,519,336	$8,807,658

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Operations (unaudited)

Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues
Net earned premiums and other considerations	$293,251	$306,148	$884,101	$941,041
Net investment income	57,300	63,073	182,408	225,136
Net realized losses on investments	(99,514)	(6,305)	(121,232)	(5,959)
Amortization of deferred gains on disposal of businesses	5,180	5,892	15,519	17,675
Fees and other income	762	2,571	6,511	14,114

Total revenues	256,979	371,379	967,307	1,192,007

Benefits, losses and expenses
Policyholder benefits	213,313	223,915	670,511	702,455
Amortization of deferred acquisition costs and value of business acquired	11,708	11,085	35,001	32,451
Underwriting, general and administrative expenses	87,345	94,616	264,767	286,565

Total benefits, losses and expenses	312,366	329,616	970,279	1,021,471

(Loss) income before (benefit) provision for income taxes	(55,387)	41,763	(2,972)	170,536
(Benefit) provision for income taxes	(18,613)	13,946	1,498	47,841

Net (loss) income	$(36,774)	$27,817	$(4,470)	$122,695

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statement of Changes in Stockholder’s Equity (unaudited)

From December 31, 2007 to September 30, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance, December 31, 2007	$5,000	$545,635	$224,710	$5,696	$781,041
Return of capital (Note 9)	—	(100,000)	—	—	(100,000)
Cumulative effect of change in accounting principle (Note 3)	—	—	(2,730)	—	(2,730)
Comprehensive loss:
Net loss	—	—	(4,470)	—	(4,470)
Other comprehensive loss:
Net change in unrealized losses on securities, net of taxes	—	—	—	(171,240)	(171,240)

Total other comprehensive loss					(171,240)

Total comprehensive loss					(175,710)

Balance, September 30, 2008	$5,000	$445,635	$217,510	$(165,544)	$502,601

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in) operating activities	$31,028	$(12,955)

Investing activities
Sales of:
Fixed maturity securities available for sale	411,391	281,985
Equity securities available for sale	95,860	87,102
Maturities, prepayments, and scheduled redemption of:
Fixed maturity securities available for sale	65,048	182,553
Purchase of:
Fixed maturity securities available for sale	(291,916)	(313,156)
Equity securities available for sale	(74,181)	(95,305)
Property and equipment	25	—
Change in other investments	(9,454)	14,075
Change in commercial mortgage loans on real estate	(26,931)	(52,379)
Change in short-term investments	(113,630)	22,997
Change in collateral held under securities lending	105,179	(129,384)
Change in policy loans	(2,104)	122

Net cash provided by (used in) investing activities	159,287	(1,390)

Financing activities
Dividends paid	—	(158,000)
Change in obligation under securities lending	(107,510)	129,384
Return of capital	(100,000)	—

Net cash used in financing activities	(207,510)	(28,616)

Change in cash and cash equivalents	(17,195)	(42,961)
Cash and cash equivalents at beginning of period	32,832	75,233

Cash and cash equivalents at end of period	$15,637	$32,272

See the accompanying notes to the consolidated financial statements.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

1. Nature of Operations

Union Security Insurance Company (the “Company”) is a provider of life and health insurance products, including group disability insurance, group dental insurance, group life insurance, small employer group health insurance and pre-funded funeral insurance (“preneed”). The Company is an indirect wholly-owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ. The Company distributes its products in all states except New York.

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements – Adopted

On January 1, 2008, the Company adopted FAS 157 which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative effect adjustment to January 1, 2008 retained earnings. At adoption, the Company recognized a $4,200 decrease to other assets, and a corresponding decrease of $2,730 (after-tax) to retained earnings. Effective September 30, 2008, the Company adopted Financial Statement of Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 regarding the pricing of securities in an inactive market. The adoption of FSP FAS 157-3 did not have an impact on the Company’s financial position or results of operations. See Note 4 for further information regarding FAS 157.

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

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The Company is currently evaluating the requirements of FAS 160 and the potential impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured or disclosed at fair value in the financial statements on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company is currently evaluating the requirements of FAS 157 for its non-financial assets and non-financial liabilities measured on a non-recurring basis and the potential impact on the Company’s financial position and results of operations.

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

Nine Months Ended September 30, 2008 and 2007

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

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of September 30, 2008:

	September 30, 2008
	Total	Level 1		Level 2	Level 3
Financial Assets

Fixed maturity securities	$2,182,406	$—		$2,148,621	$33,785
Equity securities	169,893	—		161,391	8,502
Short-term investments	157,722	157,276		446	—
Collateral held under securities lending	86,875	8,197		78,678	—
Cash equivalents	9,049	9,049		—	—
Other assets	2,243	—		—	2,243
Assets held in separate accounts	2,010,614	1,938,986	(a)	71,628	—

Total financial assets	$4,618,802	$2,113,508		$2,460,764	$44,530

[a]	Mainly includes mutual fund investments

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the three months ended September 30, 2008:

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Assets
Balance, beginning of quarter	$51,202	$39,443	$8,039	$3,720
Total net losses (realized/unrealized) included in earnings	(4,336)	(2,859)	—	(1,477)
Net unrealized losses included in stockholder’s equity	(2,248)	(1,733)	(515)	—
Purchases, issuances, (sales) and (settlements)	(1,180)	(1,180)	—	—
Net transfers in	1,092	114	978	—

Balance, end of period	$44,530	$33,785	$8,502	$2,243

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the nine months ended September 30, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Assets
Balance, beginning of year	$67,436	$57,416	$7,585	$2,435
Total net losses (realized/unrealized) included in earnings	(2,974)	(2,782)	—	(192)
Net unrealized losses included in stockholder’s equity	(6,438)	(5,532)	(906)	—
Purchases, issuances, (sales) and (settlements)	1,727 -	1,242	485	—
Net transfers (out of) in	(15,221)	(16,559)	1,338	—

Balance, end of period	$44,530	$33,785	$8,502	$2,243

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described within FAS 157 are consistent with generally accepted valuation methodologies. The market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date. Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed to value certain securities without relying exclusively on quoted prices for those securities but comparing those securities to benchmark or comparable securities. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable.

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

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the period ended September 30, 2008, the application of valuation technique applied to similar assets and liabilities has been consistent.

Level 1 and Level 2 securities are valued using various observable market inputs obtained from a pricing service. The pricing service prepares estimates of fair value measurements for our Level 2 securities using proprietary valuation models based on techniques such as matrix pricing which include observable market inputs. FAS 157 defines observable market inputs as the assumptions market participants would use in pricing the asset or liability developed on market data obtained from sources independent of the Company. The extent of the use of each observable market input for a security depends on the type of security and the market conditions at the balance sheet date. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. The following observable market inputs, listed in the approximate order of priority, are utilized in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. The pricing service also evaluates each security based on relevant market information including: relevant credit information, perceived market movements and sector news. Valuation models can change period to period, depending on the appropriate observable inputs that are available at the balance sheet date to price a security. When market observable inputs are unavailable, the remaining unpriced securities are submitted to independent brokers who provide non-binding broker quotes or are priced by other qualified sources and are categorized as Level 3 securities.

Management uses the following criteria in order to determine whether the market for a financial asset is inactive:

•	The volume and level of trading activity in the asset have declined significantly from historical levels

•	The available prices vary significantly over time or among market participants,

•	The prices are stale (i.e., not current), and

•	The magnitude of bid-ask spread.

Illiquidity did not have a material impact in the fair value determination of the Company’s financial assets.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

The Company generally obtains one price for each financial asset. The Company performs a monthly analysis to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of pricing service methodologies, review of the prices received from the pricing service, review of pricing statistics and trends, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, which happens infrequently, the price of a security is adjusted accordingly. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize our financial assets in the fair value hierarchy.

5. Investments

The following tables show the cost or amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities as of the dates indicated:

	September 30, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$3,388	$107	$(10)	$3,485
States, municipalities and political subdivisions	53,544	941	(2,520)	51,965
Foreign governments	44,630	1,183	(1,362)	44,451
Public utilities	420,617	1,671	(38,891)	383,397
Mortgage backed securities	148,557	1,057	(2,476)	147,138
All other corporate bonds	1,717,295	7,737	(173,062)	1,551,970

Total fixed maturities	$2,388,031	$12,696	$(218,321)	$2,182,406

Equity securities:
Non-sinking fund preferred stocks	215,517	432	(46,056)	169,893

Total equity securities	$215,517	$432	$(46,056)	$169,893

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

	December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$13,039	$2,342	$(1)	$15,380
States, municipalities and political subdivisions	46,799	1,271	(45)	48,025
Foreign governments	82,810	8,562	(243)	91,129
Public utilities	417,408	12,700	(4,554)	425,554
Mortgage backed securities	174,815	1,576	(1,071)	175,320
All other corporate bonds	1,876,205	62,729	(39,373)	1,899,561

Total fixed maturities	$2,611,076	$89,180	$(45,287)	$2,654,969

Equity securities:
Non-sinking fund preferred stocks	303,785	1,184	(36,297)	268,672

Total equity securities	$303,785	$1,184	$(36,297)	$268,672

The net realized losses including other-than-temporary impairments recorded in the statement of operations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net realized (losses) gains related to sales:
Fixed maturity securities	$(5,755)	$(2,315)	$(3,543)	$(1,578)
Equity securities	(13,840)	(669)	(16,502)	(1,220)
Other investments	—	(7)	—	153
Collateral held under securities lending	(2,331)	—	(2,331)	—

Total related to sales	(21,926)	(2,991)	(22,376)	(2,645)

Net realized (losses) related to other-than-temporary impairments:
Fixed maturity securities	(34,129)	(2,335)	(48,889)	(2,335)
Equity securities	(43,459)	(979)	(49,967)	(979)

Total other-than-temporary impairments	(77,588)	(3,314)	(98,856)	(3,314)

Total	$(99,514)	$(6,305)	$(121,232)	$(5,959)

The investment category of the Company’s gross unrealized losses on fixed maturity securities and equity securities at September 30, 2008 and the length of time the securities have been in an unrealized loss position were as follows:

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

	September 30, 2008
	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$1,475	$(10)	$—	$—	$1,475	$(10)
States, municipalities and political subdivisions	18,490	(2,024)	4,695	(496)	23,185	(2,520)
Foreign governments	12,236	(1,361)	250	(1)	12,486	(1,362)
Public utilities	268,198	(28,520)	55,936	(10,371)	324,134	(38,891)
Mortgage backed securities	63,513	(1,636)	14,436	(840)	77,949	(2,476)
All other corporate bonds	1,033,414	(107,967)	289,991	(65,095)	1,323,405	(173,062)

Total fixed maturities	$1,397,326	$(141,518)	$365,308	$(76,803)	$1,762,634	$(218,321)

Equity securities:
Non-sinking fund preferred stocks	83,891	(20,988)	58,420	(25,068)	142,311	(46,056)

Total equity securities	$83,891	$(20,988)	$58,420	$(25,068)	$142,311	$(46,056)

The total gross unrealized losses represent less than 14% of the aggregate fair value of the related securities. Approximately 61% of these gross unrealized losses have been in a continuous loss position for less than twelve months. The gross total unrealized losses are comprised of 796 individual securities with 57% of the individual securities having an unrealized loss of less than $200. The total gross unrealized losses on securities that were in a continuous unrealized loss position for greater than six months but less than 12 months were approximately $39,233.

We did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at September 30, 2008, based on factors noted above and also because management has the ability and intent to hold these assets until recovery in value occurs and we believe the securities will generally continue to perform in accordance with their contractual terms.

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the United States government, government agencies and authorities, and U.S. corporations, are loaned to selected broker/dealers. Collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral.

Our liability to the borrower for collateral received was $132,539 and the fair value of the collateral reinvested was $127,833 at September 30, 2008. The difference between these amounts is recorded as an unrealized loss and is included as part of accumulated other comprehensive income.

Union Security Insurance Company

Notes to the Consolidated Financial Statements (unaudited)

Nine Months Ended September 30, 2008 and 2007

(In thousands, except per share and share amounts)

6. Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Pension costs allocated to the Company were $1,350 and $1,725 for the three months ended September 30, 2008 and 2007, respectively, and $3,978 and $5,176 for the nine months ended September 30, 2008 and 2007, respectively.

The Company participates in a contributory profit sharing plan, sponsored by the Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. The amounts expensed by the Company were $1,404 and $1,317 for the three months ended September 30, 2008 and 2007, respectively, and $4,741 and $4,513 for the nine months ended September 30, 2008 and 2007, respectively.

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

8. Reinsurance Agreement

On April 1, 2008, the Company and an affiliate, United Family Life Insurance Company (“UFLIC”) amended an existing Agreement of Reinsurance (the“Agreement”) between the two companies. Under the terms of the amendment, UFLIC will cede to the Company 100% of its remaining reinsured liabilities, as defined in the Agreement, on a coinsurance basis. No gain or loss was recognized as a result of this amendment to the Agreement, and the Company paid a ceding fee of $8,159 to UFLIC.

9. Return of capital

Based on current operating lines of business, management determined the Company to be over capitalized. As a result, with the approval of the Iowa Insurance Division, on June 27, 2008, the Company returned $100,000 of contributed capital to its parent company, Interfinancial Inc.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(dollar amounts in thousands)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Union Security Insurance Company and its subsidiaries (collectively, “USIC” or the “Company”) as of September 30, 2008, compared with December 31, 2007, and our results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion should be read in conjunction with our MD&A and annual audited financial statements as of December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the September 30, 2008 unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Some of the statements included in this MD&A and elsewhere in this report, particularly those anticipating future financial performance, business prospects, growth and operating strategies and similar matters, are forward-looking statements that involve a number of risks and uncertainties. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to the factors described in the section below entitled “Critical Factors Affecting Results,” the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) failure to maintain significant client relationships, distribution sources and contractual arrangements; (ii) failure to attract and retain sales representatives; (iii) general global economic, financial market and political conditions (including difficult conditions in financial markets and the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies and inflationary pressure); (iv) inadequacy of reserves established for future claims losses; (v) failure to predict or manage benefits, claims and other costs; (vi) diminished value of invested assets in our investment portfolio (due to, among other things, recent volatility in financial markets and the global economic slowdown, credit and liquidity risk, and inability to target an appropriate overall risk level); (vii) inability of reinsurers to meet their obligations; (viii) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (ix) credit risk of some of our agents; (x) a decline in our credit or financial strength ratings (including the currently heightened risk of ratings downgrades in the insurance industry); (xi) failure to protect client information and privacy; (xii) negative publicity and impact on our business due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation of the Parent); (xiii) significant competitive pressures in our businesses and cyclicality of the insurance industry; (xiv) current or new laws and regulations that could increase our costs or limit our growth. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to “Item 1A -Risk Factors” in the 2007 Form 10-K.

Critical Factors Affecting Results

Our results depend on the adequacy of our product pricing, underwriting and the accuracy of our methodology for the establishment of reserves for future policyholder benefits and claims, returns on and values of invested assets and our ability to manage our expenses. Therefore, factors affecting these items, including difficult conditions in financial markets and the global economic slowdown, may have a material adverse effect on our results of operations or financial condition.

For information on how the current state of global capital and credit markets may affect our results, refer to “Item 1A-Risk Factors.”

Critical Accounting Policies and Estimates

Our 2007 Form 10-K described the accounting policies and estimates that are critical to the understanding of our results of operations, financial condition and liquidity. The accounting policies and estimates described in the 2007 Annual Report on Form 10-K were consistently applied to the unaudited interim consolidated financial statements for the nine months ended September 30, 2008.

The tables below present information regarding our consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
Net earned premiums and other considerations (2)	$293,251	$306,148	$884,101	$941,041
Net investment income	57,300	63,073	182,408	225,136
Net realized losses on investments	(99,514)	(6,305)	(121,232)	(5,959)
Amortization of deferred gains on disposal of businesses	5,180	5,892	15,519	17,675
Fees and other income	762	2,571	6,511	14,114

Total revenues	256,979	371,379	967,307	1,192,007

Benefits, losses and expenses:
Policyholder benefits (2)	213,313	223,915	670,511	702,455
Selling, underwriting and general expenses (1)	99,053	105,701	299,768	319,016

Total benefits, losses and expenses	312,366	329,616	970,279	1,021,471

(Loss) income before (benefit) provision for income taxes	(55,387)	41,763	(2,972)	170,536
(Benefit) provision for income taxes	(18,613)	13,946	1,498	47,841

Net (loss) income	$(36,774)	$27,817	$(4,470)	$122,695

(1)	Includes amortization of deferred acquisition costs and value of business acquired and underwriting, general and administrative expenses.
(2)	Includes single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices.

The following discussion provides a high level analysis of the consolidated results for three and nine months ended September 30, 2008 (“Third Quarter 2008” and “Nine Months 2008”, respectively) and three and nine months ended September 30, 2007 (“Third Quarter 2007” and “Nine Months 2007”, respectively). Please see the discussion that follows for a more detailed analysis of the fluctuations.

For The Three Months Ended September 30, 2008 Compared to The Three Months Ended September 30, 2007.

Net Income

Net (loss) income decreased $64,591, or 232%, to $(36,774) for Third Quarter 2008 from $27,817 for Third Quarter 2007. The decrease in net (loss) income was primarily due to an increase in net realized losses on investments of $60,586 (after tax) driven by the write-down of other-than-temporary impairments of $50,432 (after tax) in Third Quarter 2008 compared to $2,154 (after tax) in Third Quarter 2007. Net investment income decreased $3,752 (after tax) due to lower average invested assets and lower yields. Also contributing to the decrease was less favorable group dental experience. These decreases were partially offset by favorable experience in our group disability and group life business.

Total Revenues

Total revenues decreased $114,400, or 31%, to $256,979 for Third Quarter 2008 from $371,379 for Third Quarter 2007. The decrease was primarily due to an increase in net realized losses on investments of $93,209 driven by the write-down of other-than-temporary impairments of $77,588 in Third Quarter 2008 compared to $3,314 in Third Quarter 2007. Also contributing to the decrease was a reduction in net earned premiums, mainly due to a decline in our small employer group health business, a reduction in disability net earned premiums due to the transfer of a closed block of business in the prior year and a reduction in net investment income due to lower average invested assets and lower yields. These decreases were partially offset by an increase in group dental net earned premiums.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $17,250, or 5%, to $312,366 for Third Quarter 2008 from $329,616 for Third Quarter 2007. The decrease was primarily due to a decline in our small employer group health business, a reduction in disability policyholder benefits due to favorable experience and the transfer of a closed block of business in the prior year, favorable experience in group life business and a decline in our prefunded funeral business due to run-off of closed blocks of business. These decreases were partially offset by less favorable experience in our group dental business.

Income Taxes

Income taxes decreased $32,559, or 233%, to $(18,613) for Third Quarter 2008 from $13,946 for Third Quarter 2007. The change in income taxes was proportionate to the change in pretax income.

For The Nine Months Ended September 30, 2008 Compared to The Nine Months Ended September 30, 2007.

Net Income

Net (loss) income decreased $127,165, or 104%, to $(4,470) for Nine Months 2008 from $122,695 for Nine Months 2007. The decrease in net (loss) income was primarily due to an increase in net realized losses on investments of $74,927 (after tax) driven by the write-down of other-than-temporary impairments of $64,256 (after tax) in Nine Months 2008 compared to $2,154 (after tax) in Nine Months 2007. Also contributing to the decrease was a reduction in net investment income of $27,773 (after tax) of which $22,500 was due to lower distributions from real estate joint venture partnerships, a $10,696 favorable tax settlement in 2007 and less favorable group dental experience. The decrease in real estate joint venture partnership income is due to greater sales of underlying properties in Nine Months 2007 compared with Nine Months 2008 given the more favorable real estate market conditions in 2007.

Total Revenues

Total revenues decreased $224,700, or 19%, to $967,307 for Nine Months 2008 from $1,192,007 for Nine Months 2007. The decrease was primarily due to an increase in net realized losses on investments of $115,273 driven by the write-down of other-than-temporary impairments of $98,856 in Nine Months 2008 compared to $3,314 in Nine Months 2007. Net investment income decreased $42,728, of which $34,700 was due to lower distributions from real estate joint venture partnerships. Net earned premiums decreased $56,940, primarily due to a decline in our small employer group health business, a decrease in disability net earned premium due to the transfer of a closed block of business in the prior year and a decrease in group life net earned premium. Also contributing to the decrease was a reduction in fees and other income due to contract settlement fee income recorded in the prior year related to the sale of marketing rights for our Independent – U.S. channel in our prefunded funeral business. These decreases were partially offset by an increase in net earned premiums in our group dental business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $51,192, or 5%, to $970,279 for Nine Months 2008 from $1,021,471 for Nine Months 2007. This decrease was primarily due to a decline in our small employer group health business, a reduction in disability policyholder benefits due to the transfer of a closed block of business in the prior year, favorable experience in our group life business and a decline in our prefunded funeral business due to run-off of closed blocks of business. These decreases were partially offset by less favorable group dental experience.

Income Taxes

Income taxes decreased $46,343, or 97%, to $1,498 for Nine Months 2008 from $47,841 for Nine Months 2007. The change in income taxes was not proportionate to the change in pretax income, primarily due to a $10,696 favorable tax settlement in 2007 and an increase in 2008 income taxes due to the establishment of a tax valuation allowance of $1,900.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Not required under the reduced disclosure format.

Item 4T. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

During the quarter ending September 30, 2008, we have made no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to “Item 1A - Risk Factors” included in our 2007 Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2007 Annual Report on Form 10-K.

A.M. Best, Moody’s, and S&P rate the financial strength of the Company, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings are an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best, Moody’s and S&P ratings reflect their opinions of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure you that we will be able to retain these ratings. As a result of their concerns related to the Parent’s SEC investigation, A.M. Best, Moody’s and S&P have placed a negative outlook on our ratings. Given recent economic developments that have negatively affected the entire insurance industry, we believe that we are currently more susceptible to ratings downgrades.

If our ratings are lowered from their current levels by A.M. Best, Moody’s, or S&P, our competitive position in the respective insurance industry segments could be negatively impacted and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things, perceived concerns about our liquidity or solvency, the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent scrutiny over their ratings on various mortgage-backed products. As a result, they may have become more conservative in their methodology and criteria, which could adversely affect our ratings. Finally, rating agencies or regulators could increase capital requirements for the Company or its subsidiaries which in turn, could negatively affect our financial position as well.

As customers and their advisors place importance on our financial strength ratings, we may lose customers and compete less successfully if we are downgraded. In addition, ratings impact our ability to attract investment capital on favorable terms. If our financial strength ratings are reduced from their current levels by A.M. Best, Moody’s, or S&P, our cost of borrowing would likely increase, our sales and earnings could decrease and our results of operations and financial condition could be materially adversely affected. Contracts representing approximately 3% of the Company’s net earned premiums for the year ended December 31, 2007 contain provisions requiring the Company to maintain minimum A.M. Best financial strength ratings of “A-” or better. The Company’s clients may terminate the agreements and recapture inforce business (generally after a recapture period) if the Company’s ratings fall below “A-”.

General economic, financial market and political conditions may adversely affect our results of operations and financial conditions. Particularly, recent developments in financial markets and the global economy may negatively affect our results.

General economic, financial market and political conditions may have a material adverse effect on our results of operations and financial condition. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the global mortgage market, a declining global real estate market, and the loss of consumer confidence and a reduction in consumer spending have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile energy prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible global recession. This may affect our operational results and the performance of our investment portfolio.

In the third quarter of 2008, the Company recognized net realized losses on investments totaling $64,684, after tax. If the current economic downturn continues to negatively affect companies, industry sectors or countries, the Company may have additional investment losses and further increases in other-than-temporary impairments. As part of the Parent’s process, our investment portfolio is regularly monitored to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any impairments are charged against earnings in the proper period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. However, the determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Therefore, changes in facts and circumstances and critical assumptions could also result in management’s decision that further impairments have occurred.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2008.

UNION SECURITY INSURANCE COMPANY

By:	/s/ John S. Roberts
Name:	John S. Roberts
Title:	Interim President and Chief Executive Officer

By:	/s/ Stacia N. Almquist
Name:	Stacia N. Almquist
Title:	Treasurer and Chief Financial Officer