Form 10-K
period 2008-12-31
UNION SECURITY INSURANCE CO
filed 2009-03-04
CIK 823533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

As of February 17, 2009, there were 1,000,000 shares of common stock of the registrant outstanding, all of which are owned by Assurant, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(A) AND (B) OF FORM 10-K AND IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

UNION SECURITY INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Amounts are presented in United States of America (“U.S.”) dollars and all amounts are in thousands, except number of shares, per share amounts and number of employees.

FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report may contain forward-looking statements which reflect our current views with respect to, among other things, future events, financial performance, business prospects, growth and operating strategies and similar matters. You can identify these statements by the fact that they may use words such as “will,” “may,” “anticipates,” “expects,” “estimates,” “projects,” “intends,” “plans,” “believes,” “targets,” “forecasts,” “potential,” “approximately,” or the negative version of those words and other words and terms with a similar meaning. Any forward-looking statements contained in this report are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Our actual results might differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or review any forward-looking statement, whether as a result of new information, future events or other developments.

In addition to other factors described in this Form 10-K, the following risk factors could cause our actual results to differ materially from those currently estimated by management: (i) general global economic, financial market and political conditions (including difficult conditions in financial markets and the global economic slowdown, fluctuations in interest rates, mortgage rates, monetary policies and inflationary pressure); (ii) a decline in our credit or financial strength ratings (including the currently heightened risk of ratings downgrades in the insurance industry); (iii) deterioration in the Company’s market capitalization compared to its book value that could impair the Company’s goodwill; (iv) failure to maintain significant client relationships, distribution sources and contractual arrangements; (v) failure to attract and retain sales representatives; (vi) inadequacy of reserves established for future claims losses; (vii) failure to predict or manage benefits, claims and other costs; (viii) diminished value of invested assets in our investment portfolio (due to, among other things, recent volatility in financial markets, other-than-temporary impairments, the global economic slowdown, credit and liquidity risk, and inability to target an appropriate overall risk level); (ix) inability of reinsurers to meet their obligations; (x) insolvency of third parties to whom we have sold or may sell businesses through reinsurance or modified co-insurance; (xi) credit risk of some of our agents; (xii) failure to protect client information and privacy; (xiii) negative publicity and impact on our business due to unfavorable outcomes in litigation and regulatory investigations (including the potential impact on our reputation and business of a negative outcome in the ongoing SEC investigation of the Parent); (xiv) significant competitive pressures in our businesses and cyclicality of the insurance industry; (xv) current or new laws and regulations that could increase our costs or limit our growth. These risk factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the risk factors that could affect our actual results, please refer to the “Risk Factors” in Item 1A of this Form 10-K.

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

In this report, references to “Union Security,” “we,” “us” or “our” refer to Union Security Insurance Company.

Business Organization

Union Security, which is licensed to sell life, health and annuity insurance in the District of Columbia and in all states except New York, writes insurance products that are marketed by Assurant’s business segments (see Assurant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a full description of each of these businesses). We perform substantially all of the operations of the Assurant Employee Benefits segment. We directly market, sell and administer the group disability, group life and certain of the group dental insurance products, and we manage other Assurant subsidiaries that provide prepaid dental products. With respect to the Assurant Health segment, we issue small group health insurance policies that are sold through an independent agency. Finally, with respect to the Assurant Solutions segment, we issue accidental death and dismemberment policies for which the segment performs the selling, marketing, and administration functions. We discontinued marketing all pre-funded life insurance business (“preneed”) as a result of two transactions. First, in November of 2005 we signed an agreement with Forethought Life Insurance Company to sell, via reinsurance, new preneed insurance policies written as of October 1, 2005, in the U.S. via independent funeral homes and funeral home chains other than those owned and operated by Service Corporation International (“SCI”). Second, in April 2006, we transferred assets and liabilities related to our Canadian operations to Assurant Life of Canada (“ALOC”). ALOC is also an indirect wholly-owned subsidiary of Assurant. Of our total gross revenues, less net realized losses on investments, generated during 2008, 81% was from the Assurant Employee Benefits segment, 9% from the Assurant Solutions segment and the remaining from the Assurant Health and Assurant Corporate and Other segments.

As an indirect wholly-owned subsidiary of Assurant, Union Security does not have any publicly issued equity or debt securities. We have been, however, subject to certain filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have issued certain variable and market value adjusted insurance contracts, which are required to be registered with the U.S. Securities Exchange Commission (the “SEC”) as securities. Effective April 2, 2001, Assurant exited this line of business and sold the business segment, then referred to as Fortis Financial Group (“FFG”), to The Hartford Financial Services Group, Inc. and certain of its subsidiaries (“The Hartford”). This sale was accomplished by means of reinsurance and modified coinsurance. As a result, The Hartford is contractually responsible for servicing the insurance contracts, including the payment of benefits, oversight of investment management, overall contract administration and funding of reserves. If The Hartford fails to fulfill its obligations, however, we will be obligated to perform the services and make the required payments and funding.

After the filing of this Annual Report on Form 10-K, the Company will rely on the exemption provided by recently adopted Rule 12h-7 under the Exchange Act, and accordingly will not file subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, or any other reports required by the Exchange Act, with the SEC.

Union Security was redomesticated to Iowa from Minnesota in 2004.

As of February 17, 2009, we had approximately 1,737 employees.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through the SEC website at www.sec.gov.

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

General economic, financial market and political conditions may have a material adverse effect on our results of operations and financial condition. These may include, among others, insurance industry cycles, fluctuations in industry rates, monetary policy, demographics, and legislative and competitive factors. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the declining global mortgage and real estate markets, the loss of consumer confidence and a reduction in consumer spending have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with increased unemployment, have precipitated an economic slowdown and fears of a global recession. This may affect our operational results in various ways, including but not limited to the following:

•

individuals and businesses (i) may choose not to purchase our insurance products and other related products and services, (ii) may terminate existing policies or contracts or permit them to lapse, (iii) may choose to reduce the amount of coverage purchased, or (iv) in the case of business customers of Assurant Employee Benefits, may have fewer employees requiring insurance coverage due to reductions in their staffing levels;

•	disability insurance claims and claims on other specialized insurance products tend to rise; or

•

clients are more likely to experience financial distress or to declare bankruptcy or liquidation, which could have a material and adverse impact on the remittance of premiums and the collection of receivables such as unearned premiums.

For the fiscal year ended on December 31, 2008, the Company recognized net realized losses on fixed maturity and equity securities totaling $84,876 after tax and reported gross unrealized losses on fixed maturity and equity securities of $300,233. If the current economic downturn continues to negatively affect companies, industry sectors or countries, the Company may have additional investment losses and further increases in other-than-temporary impairments. As part of the Parent’s process, our investment portfolio is regularly monitored to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any impairments are charged against earnings in the proper period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. However, the determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Inherently, there are risks and uncertainties involved in making these judgments. Therefore, changes in facts and circumstances and critical assumptions could also result in management’s decision that further impairments have occurred.

A.M. Best, Moody’s, and S&P rate the financial strength of the Company, and a decline in these ratings could affect our standing in the insurance industry and cause our sales and earnings to decrease.

Ratings are an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best, Moody’s and S&P ratings reflect their opinions of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders. These ratings are subject to periodic review by A.M. Best, Moody’s, and S&P, and we cannot assure you that we will be able to retain these ratings. In 2007, as a result of our Parent’s pending SEC investigation, A.M. Best, Moody’s and S&P placed a negative outlook on our ratings. In 2008, A.M. Best downgraded our financial strength ratings and issuer credit ratings from “A” to “A-” and from “a” to “a-”, respectively. Additionally, S&P lowered our counterparty credit and financial strength ratings from “A” to “A-”. Given recent economic developments that have negatively affected the entire insurance industry, we believe that we could be more susceptible to ratings downgrades.

If our ratings are lowered from their current levels by A.M. Best, Moody’s, or S&P, our competitive position in the respective insurance industry segments could be negatively impacted and it could be more difficult for us to market our products. Rating agencies may take action to lower our ratings in the future due to, among other things, perceived concerns about our liquidity or solvency, the competitive environment in the insurance industry, which may adversely affect our revenues, the inherent uncertainty in determining reserves for future claims, which may cause us to increase our reserves for claims, the outcome of pending litigation and regulatory investigations, which may adversely affect our financial position and reputation and possible changes in the methodology or criteria applied by the rating agencies. In addition, rating agencies have come under recent scrutiny over their ratings on various mortgage-backed products. As a result, they may have become more conservative in their methodology and criteria, which could adversely affect our ratings. Finally, rating agencies or regulators could increase capital requirements for the Company or its subsidiaries, which in turn could negatively affect our financial position as well.

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

As of December 31, 2008, contracts representing approximately 3% of the Company’s net earned premiums contain provisions requiring the Company to maintain minimum A.M. Best financial strength ratings of “A-” or better. The Company’s clients may terminate the agreements and in some instances recapture inforce business if the Company’s ratings fall below “A-”.

Our earnings could be materially affected by an impairment of goodwill

If we experience a decline in our results of operations and cash flows, or other indicators of impairment exist, we may incur a material non-cash charge to earnings relating to impairment of our goodwill, which could have a material adverse effect on our results.

Union Security is also subject to additional risks associated with our business. These risks include, among others:

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

•

Reinsurers’ Failure to Fulfill Obligations. In the past, we have sold, and in the future we may sell, businesses through reinsurance ceded to third parties. For example, in 2001 we sold the insurance operations of our FFG division to The Hartford and in 2000 we sold our Long Term Care (“LTC”) division to John Hancock Life Insurance Company (“John Hancock”), now a subsidiary of Manulife Financial Corporation. Most of the general account assets backing reserves coinsured under these sales are held in trusts or separate accounts. However, if the reinsurers become insolvent, we would be exposed to the risk that the assets in the trust and/or the separate accounts would be insufficient to support the liabilities that would revert to us.

Similarly, we are also dependent on the financial condition of our reinsurers as it affects their ability to fund the trusts. The A.M. Best ratings of The Hartford and John Hancock are currently A+ and A++, respectively. However, A.M. Best recently placed a negative outlook on the issuer credit ratings and financial strength ratings of each of The Hartford and John Hancock.

We also have the risk of becoming responsible for administering these businesses in the event of reinsurer insolvency. We do not currently have the administrative systems and capabilities to process this business. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.

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

One particular area of focus which has affected our parent, Assurant, has been the accounting treatment for finite reinsurance or other non-traditional or loss mitigation insurance products. For specific details, please see the Risk Factor entitled “Our business is subject to risks related to litigation and regulatory actions” in our parent’s Annual Report on Form 10-K, which we incorporate by reference herein. Some state regulators have made routine inquiries to some of Assurant’s insurers regarding finite reinsurance. We depend on our parent, Assurant, for certain administrative, strategic and operational support. We cannot predict at this time the effect that current litigation, investigations and regulatory activity will have on Assurant or our business, but any adverse outcome could have a material adverse affect on our business, results of operations or financial condition.

For additional risks that relate to our business and additional detail on the risks outlined above, we incorporate by reference the Risk Factors in Assurant’s Annual Report on Form 10-K filed with the SEC and available on Assurant’s website at www.assurant.com.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal office is in Kansas City, Missouri, where we lease office space in a building owned by Assurant. We also lease office space from an unrelated party in Birmingham, Alabama, which is used to house certain employees of our Assurant Employee Benefits segment and office space in Atlanta, Georgia used for our Assurant Solutions business. In addition, we have regional claims and sales offices throughout the U.S. We believe that our leased properties are adequate for our current business operations.

Item 3.	Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. We may from time to time be subject to a variety of legal and regulatory actions relating to our current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not required under reduced disclosure format.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our common stock. As of February 17, 2009, we had 1,000,000 shares of common stock outstanding, all of which are owned directly by Interfinancial Inc., a Georgia corporation that is a direct wholly-owned subsidiary of Assurant, Inc. We have no equity compensation plan. We paid dividends of $197,000 and $210,000 at December 31, 2007 and 2006, respectively. No dividends were paid during 2008.

Item 6.	Selected Financial Data

Not required under reduced disclosure format.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” and “Risk Factors” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed elsewhere in this report, particularly under the headings “Item 1A – Risk Factors” and “Forward-Looking Statements.”

The table below presents information regarding our consolidated results of operations:

	For the Years Ended December 31,
	2008	2007
Revenues:
Net earned premiums and other considerations (2)	$1,173,790	$1,259,930
Net investment income	238,451	286,235
Net realized losses on investments	(135,696)	(28,219)
Amortization of deferred gains on disposal of businesses	20,680	23,548
Fees and other income	11,449	16,395

Total revenues	1,308,674	1,557,889

Benefits, losses and expenses:
Policyholder benefits (2)	889,498	934,609
Selling, underwriting and general expenses (1)	400,452	426,681

Total benefits, losses and expenses	1,289,950	1,361,290

Income before provision for income taxes	18,724	196,599
Provision for income taxes	10,867	57,121

Net income	$7,857	$139,478

(1)	Includes amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and underwriting, general and administrative expenses.
(2)	Includes single premium on closed blocks of group disability business. For closed blocks of business we receive a single, upfront premium and in turn we record a virtually equal amount of claim reserves. We then manage the claims using our claim management practices

The following discussion provides a general overall analysis of the consolidated results for the twelve months ended December 31, 2008 (“Twelve Months 2008”) and twelve months ended December 31, 2007 (“Twelve Months 2007”). Please see the discussion that follows for a more detailed analysis of the fluctuations.

Year Ended December 31, 2008 Compared to December 31, 2007

Net Income

Net income decreased $131,621, or 94%, to $7,857 for the Twelve Months 2008 from $139,478 for the Twelve Months 2007. The decrease in net income was primarily due to an increase in net realized losses on investments of $69,860 (after-tax) driven by the write-down of other-than-temporary impairments in our investment portfolio of $70,899 (after-tax) in 2008 compared to $13,732 (after-tax) in 2007. Also contributing to the decrease was a reduction in net investment income of $31,060 (after-tax) of which $22,425 was from real estate joint venture partnerships, a $9,881 favorable tax settlement in 2007 and less favorable group dental experience. The decrease in real estate joint venture partnership income is due to greater sales of underlying properties in 2007 compared to 2008 given the more favorable real estate market conditions in 2007.

Total Revenues

Total revenues decreased $249,215, or 16%, to $1,308,674 for Twelve Months 2008 from $1,557,889 for Twelve Months 2007. The decrease was primarily due to an increase in net realized losses on investments of $107,477, driven by the write-down of other-than-temporary impairments in our investment portfolio of $109,075 in 2008 compared to $21,126 in 2007. Net investment income decreased $47,784 of which $34,500 was due to lower distributions from real estate joint venture partnerships. Net earned premiums decreased $86,140, primarily due to a decline in our small employer group health business, a decrease in disability net earned premiums due to the transfer of a closed block of business in the prior year and a decrease in group life net earned premiums. Also contributing to the decrease was a reduction in fees and other income due to contract settlement fee income recorded in the prior year related to the sale of marketing rights for our Independent – U.S. channel in our prefunded funeral business. These decreases were partially offset by an increase in net earned premiums in our group dental business.

Total Benefits, Losses and Expenses

Total benefits, losses and expenses decreased $71,340, or 5%, to $1,289,950 for Twelve Months 2008 from $1,361,290 for Twelve Months 2007. This decrease was primarily due to a decline in our small employer group health business, a reduction in disability policyholder benefits due to the transfer of a closed block of business in the prior year, favorable experience in our group life business and a decline in our prefunded funeral business due to run-off of closed blocks of business. These decreases were partially offset by less favorable group dental experience.

Income Taxes

Income taxes decreased $46,254, or 81%, to $10,867 for Twelve Months 2008 from $57,121 for Twelve Months 2007. The change in income taxes was not proportionate to pretax income, primarily due to a $9,881 favorable tax settlement in 2007 and an increase in 2008 income taxes due to the establishment of a tax valuation allowance against deferred taxes, which is primarily attributable to capital losses resulting from dispositions of investments of $7,195.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

As a provider of insurance products, effective risk management is fundamental to our ability to protect both our customers’ and our stockholder’s interests. We are exposed to potential loss from various market risks, in particular interest rate risk, credit risk and inflation risk.

Interest rate risk is the possibility that the fair value of liabilities will change more or less than the market value of investments in response to changes in interest rates, including changes in the slope or shape of the yield curve and changes in spreads due to credit risks and other factors.

Credit risk is the possibility that counterparties may not be able to meet payment obligations when they become due. We assume counterparty credit risk in many forms. A counterparty is any person or entity from which cash or other forms of consideration are expected to extinguish a liability or obligation to us. Primarily, our credit risk exposure is concentrated in our fixed income securities portfolio and, to a lesser extent, in our reinsurance recoverables.

Inflation risk is the possibility that a change in domestic price levels produces an adverse effect on earnings. This typically happens when only one of invested assets or liabilities is indexed to inflation.

Interest Rate Risk

Interest rate risk arises as we invest substantial funds in interest-sensitive fixed income assets, such as fixed maturity investments, mortgage-backed and asset-backed securities and commercial mortgage loans. There are two forms of interest rate risk—price risk and reinvestment risk. Price risk occurs when fluctuations in interest rates have a direct impact on the market valuation of these investments. As interest rates rise, the market value of these investments falls, and conversely, as interest rates fall, the market value of these investments rises. Reinvestment risk occurs when fluctuations in interest rates have a direct impact on expected cash flows from mortgage-backed and asset-backed securities. As interest rates fall, an increase in prepayments on these assets results in earlier than expected receipt of cash flows forcing us to reinvest the proceeds in an unfavorable lower interest rate environment. Conversely as interest rates rise, a decrease in prepayments on these assets results in later than expected receipt of cash flows forcing us to forgo reinvesting in a favorable higher interest rate environment. As of December 31, 2008, we held $2,172,990 of fixed maturity securities at fair market value and $838,254 of commercial mortgages at amortized cost for a combined total of 85% of total invested assets. As of December 31, 2007 we held $2,654,969 of fixed maturity securities at fair market value and $822,184 of commercial mortgages at amortized cost for a combined total of 84% of total invested assets.

We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity tailored to the anticipated cash outflow characteristics of our insurance and reinsurance liabilities.

Our group long-term disability reserves are also sensitive to interest rates. Group long-term disability and group term life waiver of premium reserves are discounted to the valuation date at the valuation interest rate. The valuation interest rate is determined by taking into consideration actual and expected earned rates on our asset portfolio.

The interest rate sensitivity relating to price risk of our fixed maturity security assets is assessed using hypothetical scenarios that assume several positive and negative parallel shifts of the yield curves. We have assumed that the United States and Canadian yield curve shifts are of equal direction and magnitude. The individual securities are repriced under each scenario using a valuation model. For investments such as callable bonds and mortgage-backed and asset-backed securities, a prepayment model was used in conjunction with a valuation model. Our actual experience may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. The following table summarizes the results of this analysis for bonds, mortgage-backed and asset-backed securities held in our investment portfolio:

Interest Rate Movement Analysis

of Market Value of Fixed Maturity Securities Investment Portfolio

As of December 31, 2008

	-100	-50	0	50	100
Total market value	$2,357,853	$2,263,457	$2,172,990	$2,087,175	$2,006,964
% Change in market value from base case	8.51%	4.16%	—%	-3.95%	-7.64%
$ Change in market value from base case	$184,863	$90,467	$—	$-85,815	$-166,026

Credit Risk

We have exposure to credit risk primarily from our customers, as a holder of fixed income securities and by entering into reinsurance cessions.

Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. We attempt to limit our credit exposure by imposing fixed maturity portfolio limits on individual issuers based upon credit quality. Currently our portfolio limits are 1.5% for issuers rated AA- and above, 1% for issuers rated A- to A+, 0.75% for issuers rated BBB- to BBB+ and 0.38% for issuers rated BB- to BB+. These portfolio limits are further reduced for certain issuers with whom we have credit exposure on reinsurance agreements. We use the lower of Moody’s or Standard & Poor’s ratings to determine an issuer’s rating.

We are also exposed to the credit risk of our reinsurers. When we reinsure, we are still liable to our insureds regardless of whether we get reimbursed by our reinsurer. As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks that we underwrite.

For at least 50% of our $1,359,251 of reinsurance recoverables at December 31, 2008, we are protected from the credit risk by using various types of risk mitigation mechanisms such as a trusts, letters of credit or by withholding the assets in a modified coinsurance or co-funds-withheld arrangement. For example, reserves of $677,836 and $561,342 as of December 31, 2008 relating to two large coinsurance arrangements with The Hartford and John Hancock, respectively, related to sales of businesses are held in trusts. If the value of the assets in these trusts falls below the value of the associated liabilities, The Hartford and John Hancock, as the case may be, will be required to put more assets in the trusts. We may be dependent on the financial condition of The Hartford and John Hancock, whose A.M. Best ratings are currently A+ and A++, respectively. However, A.M. Best recently placed a negative outlook on the issuer credit ratings and financial strength ratings of each of The Hartford and John Hancock. For recoverables that are not protected by these mechanisms, we are dependent solely on the credit of the reinsurer. Occasionally, the credit worthiness of the reinsurer becomes questionable. See “Item 1A-Risk Factors—Reinsurers’ Failure to Fulfill Obligations” for further information. A majority of our reinsurance exposure has been ceded to companies rated A- or better by A.M. Best.

Inflation Risk

Inflation risk arises as we invest substantial funds in nominal assets which are not indexed to the level of inflation, whereas the underlying liabilities are indexed to the level of inflation. Approximately 21% of our preneed policies with reserves of approximately $306,000 as of December 31, 2008 have death benefits that are guaranteed to grow with the Consumer Price Index. In times of rapidly rising inflation the credited death benefit growth on these liabilities increases relative to the investment income earned on the nominal assets resulting in an adverse impact on earnings. We have partially mitigated this risk by purchasing a contract with payments tied to the Consumer Price Index. See “— Derivatives.”

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

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of that date in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms. Further, our disclosure controls and procedures were effective in providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act.

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

The Company’s management assessed its internal control over financial reporting as of December 31, 2008 using criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Company’s Interim Chief Executive Officer and its Chief Financial Officer, based on their evaluation of the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rule 13a-15(f)), have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter in 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PricewaterhouseCoopers LLP has audited our consolidated financial statements for the fiscal year ended December 31, 2008. The following table shows the aggregate fees billed to us by PricewaterhouseCoopers LLP for services rendered and the percentage of those services that were approved by Assurant’s Audit Committee, in its capacity as a committee of Assurant’s Board of Directors, during the fiscal years ended December 31, 2008 and 2007.

	Fiscal Year Ended December 31, 2008		Fiscal Year Ended December 31, 2007
Description of Fees	Amount	Percentage	Amount	Percentage
Audit Fees	$661	100%	$981	100%
Audit Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

The Audit Committee of Assurant’s Board of Directors adopted written procedures for pre-approval of services by the independent registered public accounting firm, including procedures relating to the Assurant Audit Committee’s power to:

•	Retain and terminate independent registered public accounting firm and approve all audit engagement fees and terms;

•	Inform each independent registered public accounting firm performing work for Union Security that each firm shall report directly to the Assurant Audit Committee;

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

“Prohibited non-auditing services” are services that Congress, the SEC or the Public Company Accounting Oversight Board prohibits through regulation. Notwithstanding the foregoing, pre-approval is not necessary for minor audit services if: (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid by Assurant and its subsidiaries to its independent registered public accounting firm during the fiscal year in which the non-audit services are provided; (ii) such services were not recognized by Assurant at the time of the engagement to be non-audit services; and (iii) such services are promptly brought to the attention of the Assurant Audit Committee and approved prior to the completion of the audit by the Assurant Audit Committee or by one or more members of the Assurant Audit Committee to whom authority to grant such approvals has been delegated by the

Assurant Board of Directors. The Assurant Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or non-audit services to be provided by the independent registered public accounting firm so long as it is presented to the full Assurant Audit Committee at a later time.

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

(a)3. Exhibits

Pursuant to the rules and regulations of the SEC, the Company has filed or incorporated by reference certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2009.

UNION SECURITY INSURANCE COMPANY

By:	/s/ John S. Roberts
Name:	John S. Roberts
Title:	Interim President and Chief Executive Officer

By:	/s/ Stacia N. Almquist
Name:	Stacia N. Almquist
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 4, 2009.

Signature	Title

/s/ John S. Roberts	Interim President and Chief Executive Officer
John S. Roberts	(Principal Executive Officer)

/s/ Stacia N. Almquist	Treasurer and Chief Financial Officer
Stacia N. Almquist	(Principal Financial Officer)

*	Chairman of the Board
Robert B. Pollock

Director
P. Bruce Camacho

*	Director
S. Craig Lemasters

*	Director
Michael J. Peninger

*	Director
Lesley G. Silvester

*By:	/s/ John S. Roberts
John S. Roberts
Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Union Security Insurance Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Union Security Insurance Company, an indirect wholly-owned subsidiary of Assurant, Inc., and its subsidiaries (the Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

New York, New York

February 27, 2009

Union Security Insurance Company

Consolidated Balance Sheets

At December 31, 2008, and 2007

	December 31, 2008	December 31, 2007
	(in thousands except per share and share amounts)
Assets
Investments:
Fixed maturities available for sale, at fair value (amortized cost—$2,375,702 in 2008 and $2,611,076 in 2007)	$2,172,990	$2,654,969
Equity securities available for sale, at fair value (cost - $213,947 in 2008 and $303,785 in 2007)	171,327	268,672
Commercial mortgage loans on real estate at amortized cost	838,254	822,184
Policy loans	14,422	12,346
Short-term investments	159,847	44,092
Collateral held under securities lending	113,191	240,049
Other investments	82,628	74,781

Total investments	3,552,659	4,117,093
Cash and cash equivalents	17,171	32,832
Premiums and accounts receivable, net	71,534	106,229
Reinsurance recoverables	1,359,251	1,307,646
Due from affiliates	316	6,381
Accrued investment income	40,610	42,352
Deferred acquisition costs	43,020	50,575
Deferred income taxes, net	179,413	60,624
Goodwill	156,817	156,817
Value of business acquired	21,461	22,816
Other assets	32,893	36,676
Assets held in separate accounts	1,557,313	2,867,617

Total assets	$7,032,458	$8,807,658

Liabilities
Future policy benefits and expenses	$2,687,488	$2,675,363
Unearned premiums	35,962	40,147
Claims and benefits payable	1,778,563	1,840,353
Commissions payable	14,998	15,507
Reinsurance balances payable	—	2,706
Deferred gains on disposal of businesses	113,927	134,607
Obligations under securities lending	124,063	240,049
Accounts payable and other liabilities	188,053	208,809
Income taxes payable	2,331	1,459
Liabilities related to separate accounts	1,557,313	2,867,617

Total liabilities	6,502,698	8,026,617

Commitments and contingencies (Note 16)

Stockholder’s equity
Common stock, par value $5 per share, 1,000,000 Shares authorized, issued, and outstanding	5,000	5,000
Additional paid-in capital	460,635	545,635
Retained earnings	229,837	224,710
Accumulated other comprehensive (loss) income	(165,712)	5,696

Total stockholder’s equity	529,760	781,041

Total liabilities and stockholder’s equity	$7,032,458	$8,807,658

See the accompanying notes to the financial statements

Union Security Insurance Company

Consolidated Statement of Operations

Years Ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Revenues
Net earned premiums and other considerations	$1,173,790	$1,259,930	$1,366,820
Net investment income	238,451	286,235	286,974
Net realized (losses) gains on investments	(135,696)	(28,219)	8,490
Amortization of deferred gains on disposal of businesses	20,680	23,548	14,929
Fees and other income	11,449	16,395	73,183

Total revenues	1,308,674	1,557,889	1,750,396

Benefits, losses and expenses
Policyholder benefits	889,498	934,609	1,023,627
Amortization of deferred acquisition costs and value of business acquired	46,678	43,575	47,972
Underwriting, general and administrative expenses	353,774	383,106	425,589

Total benefits, losses and expenses	1,289,950	1,361,290	1,497,188

Income before provision for income taxes	18,724	196,599	253,208
Provision for income taxes	10,867	57,121	106,576

Net income	$7,857	$139,478	$146,632

See the accompanying notes to the financial statements

Union Security Insurance Company

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)

Balance, January 1, 2006	$5,000	$542,472	$334,928	$119,529	$1,001,929
Dividends	—	—	(210,000)	—	(210,000)
Transfer of Canadian operations	—	5,824	14,790	(18,956)	1,658
Capital contribution	—	10	—	—	10
Other	—	(2,671)	—	—	(2,671)
Comprehensive income:
Net income	—	—	146,632	—	146,632
Other comprehensive loss:
Net change in unrealized gains on securities, net of taxes	—	—	—	(38,445)	(38,445)
Net change in foreign currency translation, net of taxes	—	—	—	151	151

Total other comprehensive loss					(38,294)

Total comprehensive income					108,338

Balance, December 31, 2006	5,000	545,635	286,350	62,279	899,264
Dividends	—	—	(197,000)	—	(197,000)
Cumulative effect of change in accounting principle	—	—	(4,118)	—	(4,118)
Comprehensive income:
Net income	—	—	139,478	—	139,478
Other comprehensive loss:
Net change in unrealized gains on securities, net of taxes	—	—	—	(56,642)	(56,642)
Net change in foreign currency translation, net of taxes	—	—	—	59	59

Total other comprehensive loss					(56,583)

Total comprehensive income					82,895

Balance, December 31, 2007	5,000	545,635	224,710	5,696	781,041
Return of capital ( Note 7)	—	(100,000)	—	—	(100,000)
Capital contribution	—	15,000	—	—	15,000
Cumulative effect of change in accounting principle (Note 2)	—	—	(2,730)	—	(2,730)
Comprehensive loss:
Net income	—	—	7,857	—	7,857
Other comprehensive loss:
Net change in unrealized gains on securities, net of taxes	—	—	—	(171,408)	(171,408)

Total other comprehensive loss					(171,408)

Total comprehensive loss					(163,551)

Balance, December 31, 2008	$5,000	$460,635	$229,837	$(165,712)	$529,760

See the accompanying notes to the financial statements

Union Security Insurance Company

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Operating activities
Net income	$7,857	$139,478	$146,632
Adjustments to reconcile net income to net cash provided by operating activities:
Change in reinsurance recoverables	(51,605)	(8,648)	(42,590)
Change in premiums and accounts receivable	40,739	(2,976)	(25,271)
Depreciation and amortization	1,173	2,124	1,519
Change in deferred acquisition costs and value of business acquired	8,910	10,512	18,501
Change in accrued investment income	1,742	3,980	(476)
Change in insurance policy reserves and expenses	(53,850)	(73,896)	(18,203)
Change in accounts payable and other liabilities	(20,638)	(13,212)	(339)
Change in commissions payable	(509)	(681)	(3,393)
Change in reinsurance balances payable	(2,706)	(437)	(7,386)
Change in funds held under reinsurance	(118)	11	11
Amortization of deferred gains on disposal of businesses	(20,680)	(23,548)	(14,929)
Change in income taxes	(22,869)	(47,888)	66,750
Net realized losses (gains) on investments	135,696	28,219	(8,490)
Other	(84)	302	8,919

Net cash provided by operating activities	23,058	13,340	121,255

Investing activities
Sales of:
Fixed maturities available for sale	451,988	382,557	670,674
Equity securities available for sale	96,375	116,117	153,615
Property and equipment	25	—	26
Maturities, prepayments, and scheduled redemption of:
Fixed maturities available for sale	76,593	208,303	158,376
Purchase of:
Fixed maturities available for sale	(357,887)	(394,138)	(702,666)
Equity securities available for sale	(74,181)	(116,049)	(198,150)
Property and equipment	—	(25)	—
Change in other investments	(7,847)	12,542	(26,299)
Change in commercial mortgage loans on real estate	(16,070)	(72,213)	(8,312)
Change in short-term investments	(115,755)	4,049	31,206
Change in collateral held under securities lending	111,102	(63,112)	207,204
Change in policy loans	(2,076)	116	562

Net cash provided by investing activities	162,267	78,147	286,236

See the accompanying notes to the financial statements

Union Security Insurance Company

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Financing activities
Net cash received from transfer of Canadian operations	—	—	65,894
Dividends paid	—	(197,000)	(210,000)
Change in obligation under securities lending	(115,986)	63,112	(207,204)
Return of capital	(100,000)	—	—
Contributed capital	15,000	—	10

Net cash used in financing activities	(200,986)	(133,888)	(351,300)

Change in cash and cash equivalents	(15,661)	(42,401)	56,191
Cash and cash equivalents at beginning of year	32,832	75,233	19,042

Cash and cash equivalents at end of year	$17,171	$32,832	$75,233

Supplemental information:
Income taxes paid, net of refunds	$33,270	$104,754	$39,446

Supplemental schedule of non-cash investing activities:
Non-cash activities:
Foreign currency translation	$—	$59	$151

See the accompanying notes to the financial statements

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

1.	Nature of Operations

Union Security Insurance Company (the “Company”) is a provider of life and health insurance products, including group disability insurance, group dental insurance, group life insurance, small employer group health insurance and preneed. The Company is an indirect wholly-owned subsidiary of Assurant, Inc. (the “Parent”). The Parent’s common stock is traded on the New York Stock Exchange under the symbol AIZ. The Company distributes its products in the District of Columbia and in all states except New York.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. The items on the Company’s consolidated balance sheet affected by the use of estimates include, but are not limited to, investments, premiums and accounts receivable, reinsurance recoverables, deferred acquisition costs (“DAC”), deferred income taxes and associated valuation allowances, goodwill, valuation of business acquired (“VOBA”), future policy benefits and expenses, unearned premiums, claims and benefits payable, deferred gain on disposal of businesses, and commitments and contingencies. The estimates are sensitive to market conditions, investment yields, mortality, morbidity, commissions and other acquisition expenses, policyholder behavior and other factors. Actual results could differ from the estimates reported. The Company believes the amounts reported are reasonable and adequate.

Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net income, net unrealized gains and losses on foreign currency translation and net unrealized gains and losses on securities classified as available for sale, less deferred income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2008 presentation.

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned. Revenue generally is realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Foreign Currency Translation

For those foreign affiliates where the local currency is the functional currency, unrealized foreign currency translation gains and losses net of deferred income taxes have been reflected in “accumulated other comprehensive (loss) income.”

Fair Value

The Company uses an exit price for its fair value measurements. An exit price is defined as the amount received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Investments

Fixed maturity and equity securities are classified as available-for-sale, as defined in Statement of Financial Accounting Standards (“FAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”), and reported at fair value. If the fair value is higher than the amortized cost for fixed maturity securities or the purchase cost for equity securities, the excess is an unrealized gain; and, if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses, less deferred income taxes, are included in accumulated other comprehensive (loss) income.

Commercial mortgage loans on real estate are reported at unpaid balances, adjusted for amortization of premium or discount, less allowance for losses. The allowance is based on management’s analysis of factors including actual loan loss experience, specific events based on geographical, political or economic conditions, industry experience and individually impaired loan loss analysis. A loan is considered individually impaired when it becomes probable the Company will be unable to collect all amounts due, including principal and interest. Changes in the allowance for loan losses are recorded in net realized (losses) gains on investments.

Policy loans are reported at unpaid principal balances, which do not exceed the cash surrender value of the underlying policies.

Short-term investments include all investment cash and short maturity investments. These amounts are reported at cost, which approximates fair value.

The collateral held under securities lending and the obligation under securities lending are reported at fair value.

Other investments consist primarily of investments in joint ventures and partnerships. The joint ventures and partnerships are valued according to the equity method of accounting.

The Company monitors its investment portfolio to identify investments that may be other-than-temporarily impaired. In addition, securities whose market price is equal to 80% or less of their original purchase price or which had a discrete credit event resulting in the debtor defaulting or seeking bankruptcy protection are added to a potential write-down list, which is discussed at quarterly meetings attended by members of the Company’s investment, accounting and finance departments. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the write-down reported as a realized loss in that period. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Realized gains and losses on sales of investments and are recognized on the specific identification basis.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

Reinsurance

Reinsurance recoverables include amounts related to paid benefits and estimated amounts related to unpaid policy and contract claims, future policyholder benefits and policyholder contract deposits. The cost of reinsurance is recognized over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies. Amounts recoverable from reinsurers are estimated in a manner consistent with claim and claim adjustment expense reserves or future policy benefits reserves and are reported in the consolidated balance sheets. The cost of reinsurance related to long-duration contracts is recognized over the life of the underlying reinsured policies. The ceding of insurance does not discharge the Company’s primary liability to insureds. An allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from reinsurers, reinsurer solvency, management’s experience and current economic conditions.

Reinsurance balances payable include amounts related to ceded premiums and estimated amounts related to assumed paid or incurred losses, which are reported based upon ceding entities’ estimations.

Funds held under reinsurance represent amounts contractually held from assuming companies in accordance with reinsurance agreements.

Reinsurance premiums assumed are calculated based upon payments received from ceding companies together with accrual estimates, which are based on both payments received and in-force policy information received from ceding companies. Any subsequent differences arising on such estimates are recorded in the period in which they are determined.

Income Taxes

The Company reports its taxable income in a consolidated federal income tax return along with other affiliated subsidiaries of the Parent. Income tax expense or credit is allocated among the affiliated subsidiaries by applying corporate income tax rates to taxable income or loss determined on a separate return basis according to a tax allocation agreement.

Current federal income taxes are charged to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The Company classifies net interest expense related to income tax matters and any applicable penalties as a component of income tax expense.

Deferred Acquisition Costs

The costs of acquiring new business that vary with and are primarily related to the production of new business are deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Acquisition costs primarily consist of commissions, policy issuance expenses, premium taxes and certain direct marketing expenses.

Premium deficiency testing is performed annually and generally reviewed quarterly. Such testing involves the use of best estimate assumptions including the anticipation of interest income to determine if anticipated future policy premiums are adequate to recover all DAC and related claims, benefits and expenses. To the extent a premium deficiency exists, it is recognized immediately by a charge to the consolidated statement of operations and a corresponding reduction in DAC. If the premium deficiency is greater than unamortized DAC, a liability will be accrued for the excess deficiency.

Long Duration Contracts

Acquisition costs for preneed life insurance policies and life insurance policies (no longer offered) are deferred and amortized in proportion to anticipated premiums over the premium-paying period. These acquisition costs consist primarily of first year commissions paid to agents and sales and policy issue costs.

Acquisition costs relating to worksite group life and disability consist primarily of first year commissions to brokers and one-time policy transfer fees and costs of issuing new certificates. These acquisition costs are front-end loaded, thus they are deferred and amortized over the estimated terms of the underlying contracts.

For preneed investment type annuities and universal life and investment-type annuities (no longer offered), DAC is amortized in proportion to the present value of estimated gross margins or profits from investment, mortality, expense margins and surrender charges over the estimated life of the policy or contract. The assumptions used for the estimates are consistent with those used in computing the policy or contract liabilities.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

Goodwill

Goodwill represents the excess of acquisition costs over the net fair value of identifiable assets acquired and liabilities assumed in a business combination. Goodwill is deemed to have an indefinite life and is not amortized, but rather is tested at least annually for impairment. We review our goodwill annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We regularly assess whether any indicators of impairment exist. Such indicators include, but are not limited to: a significant decline in our expected future cash flows due to changes in company-specific factors or the broader business climate. The evaluation of such factors requires considerable management judgment.

The goodwill impairment test has two steps. The Company first compares its fair value with its net book value. If the fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the net book value exceeds its fair value, we would perform a second test to measure the amount of impairment if any. To determine the amount of any impairment, we would determine the implied fair value of goodwill in the same manner as if the Company were being acquired in a business combination. Specifically, we would determine the fair value of all of the assets and liabilities of the Company, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill were less than the recorded goodwill, we would record an impairment charge for the difference.

In the fourth quarters of 2008 and 2007, we conducted our annual assessments of goodwill. Based on the results of the assessment, the Company concluded that its fair value exceeded net book value and therefore goodwill was not impaired.

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

VOBA is tested for recoverability annually. If it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses or loss expenses, then an expense is reported in current earnings. Based on 2008 and 2007 testing, future policy premiums and investment income or gross profits were deemed adequate to cover related losses or loss expenses.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Other Assets

Other assets primarily include prepaid items and intangible assets. Intangible assets that have finite lives, including but not limited to, customer relationships, customer contracts and other intangible assets, are amortized over their estimated useful lives. Intangible assets deemed to have indefinite useful lives, primarily certain state licenses, are not amortized and are subject to annual impairment tests. Impairment exists if the carrying amount of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset. There were no impairments of finite-lived or indefinite-lived intangible assets in either 2008 or 2007.

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

Reserves

Reserves are established in accordance with GAAP, using generally accepted actuarial methods and are based on a number of factors. These factors include experience derived from historical claim payments and actuarial assumptions. Such assumptions and other factors include trends, the incidence of incurred claims, the extent to which all claims have been reported, and internal claims processing charges. The process used in computing reserves cannot be exact, particularly for liability coverages, since actual claim costs are dependent upon such complex factors as inflation, changes in doctrines of legal liabilities and damage awards. The methods of making such estimates and establishing the related liabilities are periodically reviewed and updated.

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

Many of these items are not directly quantifiable, particularly on a prospective basis. Reserve estimates are refined as experience develops. Adjustments to reserves, both positive and negative, are reflected in the consolidated statement of operations in the period in which such estimates are updated. Because establishment of reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing claims reserves. Future loss development could require reserves to be increased, which could have a material adverse effect on our earnings in the periods in which such increases are made. However, based on information currently available, we believe our reserve estimates are adequate.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Long Duration Contracts

The Company’s long duration contracts include preneed life insurance policies and annuity contracts, traditional life insurance contracts (no longer offered) and FFG and LTC contracts disposed. Future policy benefits and expense reserves on LTC, life insurance policies and annuity contracts that are no longer offered and the traditional life insurance contracts within FFG are reported at the present value of future benefits to be paid to policyholders and related expenses less the present value of the future net premiums. These amounts are estimated and include assumptions as to the expected investment yield, inflation, mortality, morbidity and withdrawal rates as well as other assumptions that are based on the Company’s experience. These assumptions reflect anticipated trends and include provisions for possible unfavorable deviations.

Future policy benefits and expense reserves for preneed investment-type annuities, universal life insurance policies and investment-type annuity contracts (no longer offered), and the variable life insurance and investment-type annuity contracts in FFG consist of policy account balances before applicable surrender charges and certain deferred policy initiation fees that are being recognized in income over the terms of the policies. Policy benefits charged to expense during the period include amounts paid in excess of policy account balances and interest credited to policy account balances.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

Premiums

Long Duration Contracts

Currently, the Company’s long duration contracts being sold are worksite group disability and life insurance. Revenues are recognized when earned on the worksite group disability and life insurance.

For life insurance policies previously sold by the preneed business but no longer offered, revenues are recognized when due from policyholders.

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

Fee and Other Income

The Company derives fee and other income primarily from providing administrative services. Fee income is recognized when services are performed.

Underwriting, General and Administrative Expenses

Underwriting, general and administrative expenses consist primarily of commissions, premium taxes, licenses, fees, salaries and personnel benefits and other general operating expenses.

Leases

The Company records expenses for operating leases on a straight-line basis over the lease term.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Contingencies

The Company follows FAS No. 5, Accounting for Contingencies (“FAS 5”). This requires the Company to evaluate each contingent matter separately. A contingency loss is recorded if reasonably estimable and probable. The Company establishes reserves for these contingencies at the best estimate, or if no one estimated number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the estimated range. Contingencies affecting the Company primarily relate to litigation matters which are inherently difficult to evaluate and are subject to significant changes. The Company believes the contingent amounts recorded are adequate and reasonable.

Recent Accounting Pronouncements – Adopted

On January 1, 2008, the Company adopted FAS No. 157, Fair Value Measurements (“FAS 157”) which defines fair value, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP, and expands disclosures about fair value measurements. FAS 157 is applied prospectively for financial assets and liabilities measured on a recurring basis as of January 1, 2008 except for certain financial assets that were measured at fair value using a transaction price. For these financial instruments, which the Company has, FAS 157 requires limited retrospective adoption and thus the difference between the fair values using a transaction price and the fair values using an exit price of the relevant financial instruments will be shown as a cumulative effect adjustment to January 1, 2008 retained earnings. At adoption, the Company recognized a $4,200 decrease to other assets, and a corresponding decrease of $2,730 (after-tax) to retained earnings. Effective September 30, 2008, the Company adopted Financial Statement of Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 regarding the pricing of securities in an inactive market. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial position or results of operations. See Note 4 for further information regarding FAS 157.

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

On January 1, 2007, the Company adopted Statement of Position No. 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, (“SOP 05-1”). SOP 05-1 provides guidance on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a new contract that is substantially different from the replaced contract are accounted for as an extinguishment of the replaced contract, and the associated unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be reported as an expense immediately. Modifications resulting in a new contract that is substantially the same as the replaced contract are accounted for as a continuation of the replaced contract. Prior to the adoption of the SOP 05-1, certain internal replacements were accounted for as continuations of the replaced contract Therefore, the accounting policy for certain internal replacements has changed as a result of the adoption of this SOP. At adoption, the Company recognized a $6,335 decrease to deferred acquisition costs, which was accounted for as a $4,118 (after-tax) reduction to the January 1, 2007 balance of retained earnings.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Statements Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). There was no impact as a result of adoption on the Company’s January 1, 2007 retained earnings. See Note 5 for further information regarding the adoption of FIN 48.

Recent Accounting Pronouncements – Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces FAS No. 141, Business Combinations (“FAS 141”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 141R on January 1, 2009. The adoption of FAS 141R will not have an impact on the Company’s financial position or results of operations. However, any business combinations entered into beginning in 2009 may significantly impact our financial position and results of operations compared with how it would have been recorded under FAS 141. Earnings volatility could result, depending on the terms of acquisition.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

In December 2007, the FASB issued FAS No. 160, Non-controlling Interest in Consolidated Financial Statements-an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company is required to adopt FAS 160 on January 1, 2009. The adoption of FAS 160 will not have an impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FAS 157 (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, which for the Company is January 1, 2009. The Company will apply the requirements of FAS 157 to its non-financial assets measured at fair value on a non-recurring basis which include goodwill and intangible assets. The Company does not currently have any non-financial liabilities which are required to be measured at fair value on a non-recurring basis. In a business combination, the Company would initially measure at fair value the non-financial assets and liabilities of the acquired company. The requirements of FAS 157 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company will use a market, income or cost approach valuation technique to perform the valuations. Since the Company performs its scheduled impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each year, the adoption of FAS 157 for all non-financial assets and liabilities measured at fair value on a non-recurring basis will not have an impact on the Company’s financial position or results of operations upon adoption. However, there may be an impact on the Company’s financial position and results of operations when the Company performs its impairment analyses of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under FAS 157.

3.	Investments

The following table shows the amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities at December 31, 2008.

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities:
United States Government and government agencies and authorities	$3,276	$386	$—	$3,662
States, municipalities and political subdivisions	53,580	568	(2,671)	51,477
Foreign governments	40,202	2,019	(1,941)	40,280
Public utilities	414,978	9,790	(24,330)	400,438
Mortgage-backed	174,542	5,512	(4,099)	175,955
All other corporate	1,689,124	31,320	(219,266)	1,501,178

Total fixed maturity securities	$2,375,702	$49,595	$(252,307)	$2,172,990

Equity securities:
Non-sinking fund preferred stocks	$213,947	$5,306	$(47,926)	$171,327

The following table shows the amortized cost, gross unrealized gains and losses and fair value of our fixed maturity and equity securities at December 31, 2007.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities
United States Government and government agencies and authorities	$13,039	$2,342	$(1)	$15,380
States, municipalities and political subdivisions	46,799	1,271	(45)	48,025
Foreign governments	82,810	8,562	(243)	91,129
Public utilities	417,408	12,700	(4,554)	425,554
Mortgage-backed	174,815	1,576	(1,071)	175,320
All other corporate	1,876,205	62,729	(39,373)	1,899,561

Total fixed maturity securities	$2,611,076	$89,180	$(45,287)	$2,654,969

Equity securities:
Non-sinking fund preferred stocks	$303,785	$1,184	$(36,297)	$268,672

The cost or amortized cost and fair value of fixed maturity securities at December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or Amortized Cost	Fair Value
Due in one year or less	$69,488	$69,491
Due after one year through five years	281,744	261,634
Due after five years through ten years	361,676	310,545
Due after ten years	1,488,252	1,355,365

Total	2,201,160	1,997,035
Mortgage-backed securities	174,542	175,955

Total	$2,375,702	$2,172,990

Major categories of net investment income were as follows:

	Years Ended December 31,
	2008	2007	2006

Fixed maturity securities	$163,051	$177,108	$191,823
Equity securities	18,143	20,997	21,877
Commercial mortgage loans on real estate	54,535	52,990	55,112
Policy loans	806	459	497
Short-term investments	2,888	4,060	2,769
Other investments	6,351	38,140	23,886
Cash and cash equivalents	1,208	1,928	687

Total investment income	246,982	295,682	296,651
Investment expenses	(8,531)	(9,447)	(9,677)

Net investment income	$238,451	$286,235	$286,974

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

No material investments of the Company were non-income producing for the years ended December 31, 2008, 2007 and 2006

Over the last six months of 2007 and during 2008 the fixed maturity and equity security markets have experienced significant volatility. This volatility has primarily been due to declines in the housing market, credit availability, as well as a general economic slowdown. As a result, certain securities directly exposed to these factors have had significant market value declines.

In connection with this volatility, we recorded net realized (losses) gains, including other-than-temporary impairments, in the statement of operations as follows:

	Years Ended December 31,
	2008	2007	2006
Net realized (losses) gains related to sales:
Fixed maturity securities	$(4,632)	$(2,495)	$1,196
Equity securities	(16,871)	(4,471)	(2,129)
Commercial mortgage loans on real estate	(234)	(312)	9,756
Other investments	—	185	15
Collateral held under securities lending	(4,884)	—	—

Total net realized (losses) gains related to sales	(26,621)	(7,093)	8,838
Net realized losses related to other-than-temporary impairments:
Fixed maturity securities	(58,283)	(13,757)	(348)
Equity securities	(50,792)	(7,369)	—

Total net realized losses related to other-than-temporary impairments	(109,075)	(21,126)	(348)

Total net realized (losses) gains	$(135,696)	$(28,219)	$8,490

Proceeds from sales of available for sale securities were $548,341, $490,403, and $829,365 during 2008, 2007 and 2006, respectively. Gross gains of $20,231, $11,155 and $13,077 and gross losses of $44,001, $18,121 and $14,010 were realized on dispositions in 2008, 2007 and 2006, respectively. For securities sold at a loss during 2008, the average period of time these securities were trading continuously below book value was approximately 10 months.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

We regularly monitor our investment portfolio to ensure investments that may be other-than-temporarily impaired are identified in a timely fashion, properly valued, and any impairments are charged against earnings in the proper period. The determination that a security has incurred an other-than-temporary decline in value requires the judgment of management. Assessment factors include, but are not limited to, the length of time and the extent to which the market value has been less than cost, the financial condition and rating of the issuer, whether any collateral is held, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Inherently, there are risks and uncertainties involved in making these judgments. Changes in circumstances and critical assumptions such as a continued weak economy, a more pronounced economic downturn or unforeseen events which affect one or more companies, industry sectors, or countries could result in additional impairments in the future periods for other-than-temporary declines in value. Any security whose price decrease is deemed other-than-temporary is written down to its then current market level with the amount of the impairment reported as a realized loss in that period. Realized gains and losses on sales of investments are recognized on the specific identification basis.

The investment category and duration of the Company’s gross unrealized losses on fixed maturity and equity securities at December 31, 2008 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
States, municipalities and political subdivisions	$19,525	$(1,534)	$11,085	$(1,137)	$30,610	$(2,671)
Foreign governments	15,043	(1,446)	7,443	(495)	22,486	(1,941)
Public utilities	150,446	(13,661)	81,473	(10,669)	231,919	(24,330)
Mortgage-backed	12,146	(2,233)	10,085	(1,866)	22,231	(4,099)
All other corporate	626,821	(101,926)	401,404	(117,340)	1,028,225	(219,266)

Total fixed maturity	$823,981	$(120,800)	$511,490	$(131,507)	$1,335,471	$(252,307)

Equity securities:

Non-sinking fund preferred stocks	$56,747	$(18,100)	$85,935	$(29,826)	$142,682	$(47,926)

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The investment category and duration of the Company’s gross unrealized losses on fixed maturity and equity securities at December 31, 2007 were as follows:

	Less than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
United States Government and government agencies and authorities	$110	$(1)	$—	$—	$110	$(1)
States, municipalities and political subdivisions	12,203	(45)	—	—	12,203	(45)
Foreign governments	16,719	(241)	248	(2)	16,967	(243)
Public utilities	112,590	(2,693)	48,193	(1,861)	160,783	(4,554)
Mortgage–backed	15,660	(310)	63,225	(761)	78,885	(1,071)
All other corporate	585,113	(28,681)	194,650	(10,692)	779,763	(39,373)

Total fixed maturity securities	$742,395	$(31,971)	$306,316	$(13,316)	$1,048,711	$(45,287)

Equity securities:

Non-sinking fund preferred stocks	$191,960	$(31,970)	$35,791	$(4,327)	$227,751	$(36,297)

The total unrealized losses represent less than 21% and 7% of the aggregate fair value of the related securities at December 31, 2008 and 2007, respectively. Approximately 46% and 78% of these unrealized losses have been in a continuous loss position for less than twelve months in 2008 and 2007, respectively. The total unrealized losses are comprised of 677 and 574 individual securities in 2008 and 2007, respectively. At December 31, 2008, 36%, 18% and 11% of the unrealized losses for fixed maturity and equity securities were concentrated in the financial, consumer cyclical and energy industries, respectively with no exposure to any single creditor in excess of 8%, 10% and 11%, respectively.

The cost or amortized cost and fair value of available for sale fixed maturity securities in an unrealized loss position at December 31, 2008, by contractual maturity, is shown below:

	Cost or Amortized Cost	Fair Value
Due in one year or less	$24,286	$23,696
Due after one year through five years	190,791	167,934
Due after five years through ten years	319,357	266,420
Due after ten years	1,027,014	855,190

Total	1,561,448	1,313,240
Mortgage-backed securities	26,330	22,231

Total	$1,587,778	$1,335,471

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized (loss) gains position at December 31, 2008.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
Fixed maturity portfolio:
Sub-prime first lien mortgages	$3,933	0.18%	$(350)
Second lien mortgages (including sub-prime second lien mortgages)	627	0.03%	199

Total exposure to sub-prime collateral	$4,560	0.21%	$(151)

The following table represents our exposure to sub-prime and related mortgages within our fixed maturity portfolio as well as the current net unrealized (loss) gains position at December 31, 2007.

	Market Value	Percentage of Portfolio	Net Unrealized (Loss) Gain
Fixed maturity portfolio:
Sub-prime first lien mortgages	$8,242	0.31%	$(246)
Second lien mortgages (including sub-prime second lien mortgages)	2,604	0.10%	14

Total exposure to sub-prime collateral	$10,846	0.41%	$(232)

At December 31, 2008 and 2007, approximately 3% and 6% of the mortgage-backed securities had exposure to sub-prime mortgage collateral. This represents less than 1% of the total fixed maturity portfolio and less than 1% of the total unrealized loss position of the fixed maturity portfolio at December 31, 2008 and 2007. Of the securities with sub-prime exposure, approximately 86% are investment grade rated. We have no sub-prime exposure to collateralized debt obligations as of December 31, 2008 or 2007. All mortgage-backed securities, including those with sub-prime exposure, are reviewed as part of the ongoing other-than-temporary impairment monitoring process.

The Company has made commercial mortgage loans, collateralized by the underlying real estate, on properties located throughout the United States. At December 31, 2008, approximately 40% of the outstanding principal balance of commercial mortgage loans was concentrated in the states of California, New York and Utah. Although the Company has a diversified loan portfolio, an economic downturn could have an adverse impact on the ability of its debtors to repay their loans. The outstanding balance of commercial mortgage loans range in size from $7 to $14,345 at December 31, 2008 and from $10 to $13,360 at December 31, 2007. The mortgage loan balance valuation allowance for losses was $3,252 and $3,018 at December 31, 2008 and 2007, respectively.

At December 31, 2008, loan commitments outstanding totaled approximately $5,000. Furthermore, at December 31, 2008, the Company is committed to fund additional capital contributions of $3,901 to joint ventures and to certain investments in limited partnerships.

The Company has short term investments and fixed maturity securities carried at $4,937 and $4,755 at December 31, 2008 and 2007, respectively, on deposit with various governmental authorities as required by law.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Securities Lending

The Company engages in transactions in which fixed maturity securities, especially bonds issued by the United States government, government agencies and authorities, and U.S. Corporations, are loaned to selected broker/dealers. Cash collateral, greater than or equal to 102% of the fair value of the securities lent plus accrued interest, is received in the form of cash and cash equivalents held by a custodian bank for the benefit of the Company. The use of the cash collateral received is unrestricted. The Company reinvests the cash collateral received, generally in investments which are designated as available for sale under FAS 115. The Company monitors the fair value of securities loaned and the collateral received, with additional collateral obtained as necessary. The Company is subject to the risk of loss to the extent there is a loss in the investment of cash collateral.

As of December 31, 2008 and 2007 our collateral held under securities lending, of which its use is unrestricted, was $113,191 and $240,049, respectively, while our liability to the borrower for collateral received was $124,063 and $240,049, respectively. The difference between the collateral held and obligations under securities lending amounts as of December 31, 2008 is recorded as an unrealized loss and is included as part of accumulated other comprehensive (loss) income. The Company has proactively reduced the size of the program to mitigate counter-party exposure during the third and fourth quarter of 2008. The Company includes the available-for-sale investments purchased with the cash collateral in its evaluation of other-than-temporary impairments.

Cash proceeds that the Company receives as collateral for the securities it lends and subsequent repayment of the cash are regarded by the Company as cash flows from financing activities, since the cash received is considered a borrowing.

Since the Company reinvests the cash collateral generally in investments which are classified as available for sale under the guidance of FAS 115, the reinvestment is presented as cash flows from investing activities.

4.	Fair Value Disclosures

FAS 157 Disclosures

FAS 157 defines fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with FAS 157, the Company has categorized its recurring basis financial assets and liabilities based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The FASB has deferred the effective date of FAS 157 until January 1, 2009 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis in accordance with FSP FAS 157-2.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

•

Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset. Financial assets utilizing Level 3 inputs include certain preferred stocks, corporate bonds and mortgage-backed securities that were quoted by brokers and could not be corroborated by Level 2 inputs and derivatives.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those recurring basis assets and liabilities as of December 31, 2008.

Financial Assets	Total	Level 1		Level 2	Level 3

Fixed maturity securities	$2,172,990	$—		$2,141,326	$31,664
Equity securities	171,327	—		164,460	6,867
Short-term investments	159,847	159,398		449	—
Collateral held under securities lending	76,916	26,211		50,705	—
Cash equivalents	11,724	11,724		—	—
Other assets	4,821	—		—	4,821
Assets held in separate accounts	1,556,089	1,490,877	a	65,212	—

Total financial assets	$4,153,714	$1,688,210		$2,422,152	$43,352

[a]	Mainly includes mutual fund investments

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial assets carried at fair value during the year ended December 31, 2008:

	Total Level 3 Assets	Fixed Maturity Securities	Equity Securities	Other Assets
Balance, beginning of period	$67,436	$57,416	$7,585	$2,435
Total net (losses) gains (realized/unrealized) included in earnings	(1,324)	(3,710)	—	2,386

Net unrealized losses included in stockholder’s equity	(7,919)	(6,278)	(1,641)	—

Purchases and issuances	1,652	1,167	485	—

Net transfers (out of) in	(16,493)	(16,931)	438	—

Balance, end of period	$43,352	$31,664	$6,867	$4,821

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

FAS 157 describes three different valuation techniques to be used in determining fair value for financial assets and liabilities: the market, income or cost approaches. The three valuation techniques described in FAS 157 are consistent with generally accepted valuation methodologies. The market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. When possible, quoted prices (unadjusted) in active markets are used as of the period-end date. Otherwise, valuation techniques consistent with the market approach including matrix pricing and comparables are used. Matrix pricing is a mathematical technique employed to value certain securities without relying exclusively on quoted prices for those securities but comparing those securities to benchmark or comparable securities. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable.

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

While all three approaches are not applicable to all financial assets or liabilities, where appropriate, one or more valuation techniques may be used. For all the financial assets and liabilities included in the above hierarchy, excluding derivatives and private placement bonds, the market valuation technique is generally used. For private placement bonds and derivatives, the income valuation technique is generally used. For the year ended December 31 2008, the application of valuation technique applied to similar assets and liabilities has been consistent.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Management uses the following criteria in order to determine that the market for a financial asset is inactive:

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

FAS 107 Disclosures

FAS No. 107, Disclosures About Fair Value of Financial Instruments, (“FAS 107”) requires disclosure of fair value information about financial instruments, as defined therein, for which it is practicable to estimate such fair value. Therefore, it requires fair value disclosure for additional financial instruments as compared to FAS 157, including financial instruments that are not recognized in the consolidated balance sheets. However, FAS 107 excludes certain financial instruments including those related to insurance contracts and those accounted for under Accounting Principles Board Opinions (“APB”) No. 18, The Equity Method of Accounting for Investments in Common Stock, such as real estate joint ventures.

Please refer to the FAS 157 disclosure above for the methods and assumptions used to estimate fair value for the following line items:

•	Fixed maturity securities

•	Equity securities

•	Short-term investments

•	Other assets

•	Other liabilities

Fair values for collateral held and obligations under securities lending and for separate account assets (with matching liabilities) are obtained from an independent pricing service which uses observable market information.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash and cash equivalents: the carrying amount reported approximates fair value because of the short maturity of the instruments.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

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

Other investments: the carrying amounts of other investments approximate fair value.

Collateral and obligations under securities lending: the invested assets of the collateral held under securities lending are reported at their estimated fair values, which are primarily based on matrix pricing models and quoted market prices. The obligations under securities lending are reported at the amount received from selected broker/dealers.

Policy reserves under investment products: the fair values for the Company’s policy reserves under the investment products are determined using discounted cash flow analysis.

Separate account assets and liabilities: separate account assets and liabilities are reported at their estimated fair values, which are primarily based on quoted market prices.

Funds held under reinsurance: the carrying amount reported approximates fair value due to the short maturity of the instruments.

Mandatorily redeemable preferred stock: the fair value of mandatorily redeemable preferred stock equals the carrying value for all series of mandatorily redeemable preferred stock.

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$17,171	$17,171	$32,832	$32,832
Fixed maturity securities	2,172,990	2,172,990	2,654,969	2,654,969
Equity securities	171,327	171,327	268,672	268,672
Commercial mortgage loans on real estate	838,254	843,128	822,184	851,124
Policy loans	14,422	14,422	12,346	12,346
Short-term investments	159,847	159,847	44,092	44,092
Other investments	3,938	3,938	4,133	4,133
Other assets	4,821	4,821	6,635	6,635
Assets held in separate accounts	1,557,313	1,557,313	2,867,617	2,867,617
Collateral held under securities lending	113,191	113,191	240,049	240,049
Financial liabilities
Policy reserves under investment products (Individual and group annuities, subject to discretionary withdrawal)	$282,175	$261,661	$304,882	$296,060
Funds held under reinsurance	—	—	118	118
Liabilities related to separate accounts	1,557,313	1,557,313	2,867,617	2,867,617
Obligations under securities lending	124,063	124,063	240,049	240,049

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

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

5.	Income Taxes

The Company is subject to U.S. tax and files a U.S. consolidated federal income tax return with its parent, Assurant Inc. Prior to 2007, the Company had international operations that were subject to income taxes imposed by the foreign jurisdictions in which it operated. Information about the Company’s current and deferred tax expense follows:

	Years Ended December 31,
	2008	2007	2006
Current expense:
Federal and state	$37,814	$39,405	$94,368
Foreign	—	—	274

Total current expense	37,814	39,405	94,642
Deferred (benefit) expense:
Federal and state	(26,947)	17,716	11,934
Total deferred expense	(26,947)	17,716	11,934

Total income tax expense	$10,867	$57,121	$106,576

A reconciliation of the federal income tax rate to the Company’s effective income tax rate follows:

	December 31,
	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
Reconciling items:
Tax-exempt interest	(0.9)	(0.1)	(2.1)
Dividends-received deduction	(21.4)	(1.7)	(0.3)
Permanent nondeductible expenses	2.2	0.2	—
Change in liability for prior years’ taxes	6.0	(5.0)	9.5
Change in valuation allowance	36.3	—	—
Other	0.8	0.7	—

Effective income tax rate:	58.0%	29.1%	42.1%

The decrease in dividends-received deduction is mainly due to the decrease in the Company’s pre-tax income and an increase in the eligible dividends in our General Accounts and our Separate Accounts.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of this interpretation had no impact on the Company’s consolidated financial statements. Reconciliations of the beginning and ending amounts of unrecognized tax benefits for 2008 and 2007 are as follows:

	2008	2007
Balance at January 1	$(7,271)	(42,296)
Additions for tax positions related to the current year	(733)	(1,507)
Reductions for tax positions related to the current year	3,717	—
Additions for tax positions related to prior years	(467)	(400)
Reductions for tax positions related to prior years	31	9,934
Settlements	—	26,998

Balance at December 31	$(4,723)	$(7,271)

Of the total unrecognized tax benefit for 2008 and 2007, $5,260 and $8,249, respectively, which includes interest, if recognized, would impact the Company’s consolidated effective tax rate.

The Company’s continuing practice is to recognize interest related to income tax matters in income tax expense. During the years ended December 31, 2008 and 2007, the Company recognized approximately $372 of interest expense and $4,880 of interest income, respectively, related to income tax matters. The Company had approximately $1,635 and $7,360 of interest accrued at December 31, 2008 and 2007, respectively.

The Company files income tax returns in the U.S. and various state jurisdictions. Prior to 2007, the Company also filed income tax returns with various foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all state and non-U.S. income tax matters have been concluded for the years through 2002.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net unrealized losses on fixed maturities and equities	$90,579	$—
Deferred gains on reinsurance	40,119	47,628
Investments	39,459	7,957
Deferred acquisition costs	22,350	24,866
Capital loss carryforwards	14,446	—
Accrued liabilities	5,032	7,713

Gross deferred tax asset before valuation allowance	211,985	88,164
Less: Valuation allowance	(7,195)	—

Gross deferred tax asset after valuation allowance	$204,790	$88,164

Deferred tax liabilities:
Policyholder and separate account reserves	$11,158	$7,037
Net unrealized gains on fixed maturities and equities	—	2,788
Other liabilities	14,219	17,715

Gross deferred tax liabilities	25,377	27,540

Net deferred tax asset	$179,413	$60,624

During 2008 the Company recognized income tax expense of $7,195 to establish a partial valuation allowance against deferred tax assets, which are primarily attributable to capital losses resulting from dispositions of investments. The calculation of the valuation allowance is made at the consolidated return group level. A portion of the valuation allowance has been assigned to the Company based on the provisions of the tax sharing agreement. Accordingly, a cumulative valuation allowance of $7,195 has been recorded because it is management’s assessment that it is more likely than not that deferred tax assets of $204,790 will be realized. The Company had no valuation allowance as of December 31, 2007.

The Company’s ability to realize deferred tax assets depends on its ability to generate sufficient taxable income of the same character within the carryback or carryforward periods. In assessing future GAAP taxable income, the Company has considered all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards, taxable income in carry back years and tax-planning strategies. If changes occur in the assumptions underlying the Company’s tax planning strategies or in the scheduling of the reversal of the Company’s deferred tax liabilities, the valuation allowance may need to be adjusted in the future.

At December 31, 2008, the Company had no net operating loss carryforwards for U.S. federal income tax purposes. At December 31, 2008, the Company had a capital loss carryover for U.S. federal income tax purposes in the amount of $41,273, which was generated in 2008 and will expire, if not utilized, in 2013.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

6.	Premiums and Accounts Receivable

Receivables are reported net of an allowance for uncollectible items. A summary of such receivables is as follows:

	December 31,
	2008	2007
Insurance premiums receivable	$60,991	$63,300
Other receivables	15,383	48,551
Allowance for uncollectible items	(4,840)	(5,622)

Total	$71,534	$106,229

7.	Stockholder’s Equity

The Board of Directors of the Company has authorized 1,000,000 shares of common stock with a par value of $5.00 per share. All the shares are issued and outstanding as of December 31, 2008 and 2007. All the outstanding shares at December 31, 2008 are owned by the Parent (see Note 1). The Company paid dividends of $197,000 and $210,000 at December 31, 2007 and 2006, respectively. No dividends were paid during 2008.

The maximum amount of dividends which can be paid by the Company to its shareholder without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus (see Note 8).

The Company received contributed capital of $15,000, $0 and $10 at December 31, 2008, 2007 and 2006, respectively.

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

The principal differences between SAP and GAAP are: 1) policy acquisition costs are expensed as incurred under SAP, but are deferred and amortized under GAAP; 2) the value of business acquired is not capitalized under SAP but is under GAAP; 3) amounts collected from holders of universal life-type and annuity products are recognized as premiums when collected under SAP, but are initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized over the periods for which services are provided; 4) the classification and carrying amounts of investments in certain securities are different under SAP than under GAAP; 5) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 6) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, are different under SAP than under GAAP; 7) certain assets are not admitted for purposes of determining surplus under SAP; 8) methodologies used to determine the amounts of deferred taxes, intangible assets and goodwill are different under SAP than under GAAP; and 9) the criteria for obtaining reinsurance accounting treatment is different under SAP than under GAAP.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The Company’s statutory net income and capital and surplus are as follows:

	Years Ended and at December 31,
	2008	2007	2006
Statutory net income	$1,754	$138,496	$212,898	(1)

Statutory capital and surplus	$350,383	$438,924	$515,105

(1)	The $1,754 net income in 2008 includes realized capital losses on investments of $135,094 driven by the write-down of other-than-temporary impairments in our investment portfolio of $108,913 in 2008 compared to $21,291 in 2007. The $212,898 net income in 2006 includes a gain of approximately $31,700, after-tax, resulting from the April 2006 transfer of the Company’s Canadian insurance operations to an affiliated entity not subject to SAP and approximately $40,500, after-tax, from a settlement awarded to the Company in the fourth quarter of 2006 resulting from the successful resolution of a contract dispute with Progeny Marketing Innovations, a wholly-owned subsidiary of Cendant Corporation.

Insurance enterprises are required by state insurance departments to adhere to minimum risk-based capital (“RBC”) requirements developed by the NAIC. The Company exceeds the minimum RBC requirements.

Dividend distributions to the Parent are restricted as to the amount by state regulatory requirements. A dividend is extraordinary when combined with all other dividends and distributions made within the preceding 12 months exceeds the greater of 10% of the insurers surplus as regards to policyholders on December 31 of the next preceding year, or the net gain from operations. In 2008, the Company declared and paid dividends of $0. In 2007, the Company declared and paid dividends of $197,000, of which $30,442 was ordinary and $166,558 was extraordinary. In 2006, the Company declared and paid dividends of $210,000, of which all was extraordinary. The Company has the ability, under state regulatory requirements, to dividend up to $57,631 to its parent in 2009 without permission from Iowa regulators.

9.	Reinsurance

In the ordinary course of business, the Company is involved in both the assumption and cession of reinsurance with non-affiliated companies. The following table provides details of the reinsurance recoverables balance for the years ended December 31:

	December 31,
	2008	2007
Ceded future policyholder benefits and expenses	$1,248,756	$1,216,757
Ceded unearned premium	18,502	19,383
Ceded claims and benefits payable	80,414	65,619
Ceded paid losses	11,579	5,887

Total	$1,359,251	$1,307,646

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The effect of reinsurance on premiums earned and benefits incurred was as follows:

	Years Ended December 31,
	2008			2007			2006
	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total	Long Duration	Short Duration	Total
Gross earned
Premiums and other considerations	$270,883	$980,899	$1,251,782	$293,346	$1,003,971	$1,297,317	$384,626	$1,089,002	$1,473,628
Premiums assumed	9,599	127,656	137,255	9,732	179,395	189,127	11,655	180,522	192,177
Premiums ceded	(204,503)	(10,744)	(215,247)	(219,490)	(7,024)	(226,514)	(291,700)	(7,285)	(298,985)

Net earned premiums and other considerations	$75,979	$1,097,811	$1,173,790	$83,588	$1,176,342	$1,259,930	$104,581	$1,262,239	$1,366,820

Gross policyholder Benefits	$614,911	$658,421	$1,273,332	$756,784	$643,161	$1,399,945	$851,688	$707,463	$1,559,151
Benefits assumed	33,913	117,260	151,173	31,002	177,909	208,911	36,405	179,652	216,057
Benefits ceded	(531,732)	(3,275)	(535,007)	(671,497)	(2,750)	(674,247)	(748,887)	(2,694)	(751,581)

Net policyholder benefits	$117,092	$772,406	$889,498	$116,289	$818,320	$934,609	$139,206	$884,421	$1,023,627

The Company had $714,556 and $215,012 of assets held in trusts as of December 31, 2008 and 2007, respectively, for the benefit of others related to certain reinsurance arrangements.

The Company utilizes ceded reinsurance for loss protection and capital management, business divestitures, client risk and profit sharing.

Loss Protection and Capital Management

As part of the Company’s overall risk and capacity management strategy, the Company purchases reinsurance for certain risks underwritten by the Company, including significant individual or catastrophic claims, which enables the Company to free up capital to write additional business.

Under indemnity reinsurance transactions in which the Company is the ceding insurer, the Company remains liable for policy claims if the assuming company fails to meet its obligations. To mitigate this risk, the Company has control procedures to evaluate the financial condition of reinsurers and to monitor the concentration of credit risk. The selection of reinsurance companies is based on criteria related to solvency and reliability and, to a lesser degree, diversification as well as developing strong relationships with the Company’s reinsurers for the sharing of risks. A.M. Best ratings for The Hartford and John Hancock, the reinsurers we have the most exposure to, are A+ and A++, respectively, although A.M. Best recently placed a negative outlook on the issuer credit and financial strength ratings of both The Hartford and John Hancock. The majority of our remaining reinsurance exposure has been ceded to companies rated A- or better by A.M. Best, although A.M. Best recently placed a negative outlook on the Life and Health insurance industry.

Business Divestitures

The Company has used reinsurance to exit certain businesses.

In 2005, the Parent signed an agreement with Forethought whereby the Company agreed to discontinue writing new preneed insurance policies in the United States via independent funeral homes and funeral homes other than those owned and operated by SCI for a period of ten years. The Company will receive payments from Forethought over the next ten years based on the amount of business the Company transitions to Forethought.

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

In 2001 the Company entered into a reinsurance agreement with The Hartford for the sale of the FFG division. In 2000, the Company divested its LTC operations to John Hancock. Assets supporting liabilities ceded relating to these businesses are held in trusts and the separate accounts relating to FFG are still reflected in the Company’s balance sheet. If the reinsurers became insolvent, we would be exposed to the risk that the assets in the trusts and/or the separate accounts would be insufficient to support the liabilities that would revert back to us. The reinsurance recoverable from The Hartford was $677,836 and $700,483 as of December 31, 2008 and 2007, respectively. The reinsurance recoverable from John Hancock was $561,342 and $489,865 as of December 31, 2008 and 2007, respectively.

The reinsurance agreement associated with the FFG sale also stipulates that The Hartford contribute funds to increase the value of the separate account assets relating to Modified Guaranteed Annuity business sold if such value declines below the value of the associated liabilities. If The Hartford fails to fulfill these obligations, the Company will be obligated to make these payments.

In addition, the Company would be responsible for administering this business in the event of reinsurer insolvency. We do not currently have the administrative systems and capabilities to process this business. Accordingly, we would need to obtain those capabilities in the event of an insolvency of one or more of the reinsurers of these businesses. We might be forced to obtain such capabilities on unfavorable terms with a resulting material adverse effect on our results of operations and financial condition.

As of December 31, 2008, we were not aware of any regulatory actions taken with respect to the solvency of the insurance subsidiaries of The Hartford or John Hancock that reinsure the FFG and LTC businesses, and the Company has not been obligated to fulfill any of such reinsurers’ obligations.

On April 1, 2008, the Company and an affiliate, United Family Life Insurance Company (“UFLIC”) amended an existing Agreement of Reinsurance (the “Agreement”) between the two companies. Under the terms of the amendment, UFLIC will cede to the Company 100% of its remaining reinsured liabilities, as defined in the Agreement, on a coinsurance basis. No gain or loss was recognized as a result of this amendment to the Agreement, and the Company paid a ceding fee of $8,159 to UFLIC.

10.	Reserves

The following table provides reserve information by the Company’s major lines of business at the dates shown:

	December 31, 2008				December 31, 2007
	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves	Future Policy Benefits and Expenses	Unearned Premiums	Case Reserve	Incurred But Not Reported Reserves
Long Duration Contracts:
Pre-funded funeral life insurance policies and investment-type annuity contracts	$1,237,749	$1,316	$4,076	$1,168	$1,293,369	$1,404	$3,563	$973
Life insurance no longer offered	303,660	673	932	31	271,937	634	853	27
FFG and LTC disposed businesses	1,141,011	18,277	8,451	62,945	1,105,628	18,861	7,781	48,566
All other	5,068	290	20,499	7,767	4,429	316	16,503	6,443
Short Duration Contracts:
Group term life	—	5,988	196,875	41,470	—	6,317	214,430	47,711
Group disability	—	2,104	1,256,171	138,956	—	2,549	1,295,878	153,265
Medical	—	3,315	5,537	9,494	—	5,765	9,182	14,686
Dental	—	3,995	2,600	20,207	—	4,296	2,285	16,307
Credit life and disability	—	4	—	1,384	—	5	—	1,900

Total	$2,687,488	$35,962	$1,495,141	$283,422	$2,675,363	$40,147	$1,550,475	$289,878

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

The following table provides a roll forward of the Company’s product lines with the most significant short duration claims and benefits payable balances: group term life and group disability lines of business. Claims and benefits payable is comprised of case and IBNR reserves.

	Group Term Life	Group Disability
Balance as of January 1, 2006, gross of reinsurance	$292,011	$1,431,733
Less: Reinsurance ceded and other (1)	(256)	(14,303)

Balance as of January 1, 2006, net of reinsurance	291,755	1,417,430
Incurred losses related to:
Current year	185,501	373,609
Prior year’s interest	9,575	62,270
Prior year(s)	(54,383)	(78,352)

Total incurred losses	140,693	357,527
Paid losses related to:
Current year	117,626	64,914
Prior year(s)	38,239	271,526

Total paid losses	155,865	336,440
Balance as of December 31, 2006, net of reinsurance	276,583	1,438,517
Plus: Reinsurance ceded and other (1)	412	10,054

Balance as of December 31, 2006, gross of reinsurance	276,995	1,448,571
Less: Reinsurance ceded and other (1)	(412)	(10,054)

Balance as of January 1, 2007, net of reinsurance	276,583	1,438,517
Incurred losses related to:
Current year	168,613	367,871
Prior year’s interest	9,150	62,073
Prior year(s)	(51,190)	(93,096)

Total incurred losses	126,573	336,848
Paid losses related to:
Current year	107,361	71,413
Prior year(s)	34,609	289,046

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Total paid losses	141,970	360,459
Balance as of December 31, 2007, net of reinsurance	261,186	1,414,906
Plus: Reinsurance ceded and other (1)	955	34,237

Balance as of December 31, 2007, gross of reinsurance	262,141	1,449,143
Less: Reinsurance ceded and other (1)	(955)	(34,237)

Balance as of January 1, 2008, net of reinsurance	261,186	1,414,906
Incurred losses related to:
Current year	158,899	317,328
Prior year’s interest	8,358	62,678
Prior year(s)	(54,593)	(85,403)

Total incurred losses	112,664	294,603
Paid losses related to:
Current year	104,535	77,684
Prior year(s)	32,204	268,345

Total paid losses	136,739	346,029
Balance as of December 31, 2008, net of reinsurance	237,111	1,363,480
Plus: Reinsurance ceded and other (1)	1,234	31,647

Balance as of December 31, 2008, gross of reinsurance	$238,345	$1,395,127

(1)	Reinsurance ceded and other includes claims and benefits payable balances that have either been (a) reinsured to third parties, (b) established for claims related expenses whose subsequent payment is not recorded as a paid claim, or (c) reserves establish

Short Duration Contracts

The Company’s short duration contracts are comprised of group term life, group disability, medical, dental, and credit life and disability. The principal products and services included in these categories are described in the summary of significant accounting polices (see note 2).

Case and IBNR reserves are developed using actuarial principles and assumptions that consider, among other things, contractual requirements, historical utilization trends and patterns, benefits changes, medical inflation, seasonality, membership, product mix, legislative and regulatory environment, economic factors, disabled life mortality and claim termination rates and other relevant factors. The Company consistently applies the principles and assumptions listed above from year to year, while also giving due consideration to the potential variability of these factors.

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

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

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

The Company’s short duration group disability category includes short and long term disability products. Case and IBNR reserves for long-term disability have been discounted at 5.25%. The December 31, 2008 and 2007 liabilities net of reinsurance include $1,334,794 and $1,384,970, respectively, of such reserves. The amount of discounts deducted from outstanding reserves as of December 31, 2008 and 2007 are $465,786 and $486,492, respectively

Long Duration Contracts

The Company’s long duration contracts are comprised of preneed funeral life insurance policies and annuity contracts, life insurance policies but (no longer offered), and FFG and LTC disposed businesses. The principal products and services included in these categories are described in the summary of significant accounting polices (see Note 2).

PreNeed Business—Independent Division

Interest and discount rates for preneed life insurance are level, vary by year of issuance and product, and ranged from 4.7% to 7.3% in 2008 and 2007 before provisions for adverse deviation, which ranged from 0.2% to 0.5% in both 2008 and 2007.

Interest and discount rates for traditional life insurance but (no longer offered) vary by year of issuance and products and were 7.5% grading to 5.3% over 20 years in 2008 and 2007 with the exception of a block of pre-1980 business which had a level 8.8% discount rate in both 2008 and 2007.

Mortality assumptions are based upon pricing assumptions and modified to allow provisions for adverse deviation. Surrender rates vary by product and are based upon pricing assumptions.

Future policy benefit increases on preneed life insurance policies ranged from 1.0% to 7.0% in 2008 and 2007. Some policies have future policy benefit increases that are guaranteed or tied to equal some measure of inflation. The inflation assumption for most of these inflation-linked benefits was 3.0% in both 2008 and 2007 with the exception of most policies issued in 2005 and later where the assumption was 2.3%.

The reserves for annuities issued by the independent division are based on assumed interest rates credited on deferred annuities, which vary by year of issue, and ranged from 1.5% to 5.5% in 2008 and 2007. Withdrawal charges, if any, can range to 7.0% and grade to zero over a period of seven years for business issued in the U.S. Canadian annuity products have a surrender charge that varies by product series and premium paying period, typically grading to zero after all premiums have been paid.

FFG and LTC

The reserves for FFG and LTC are included in the Company’s reserves in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. The Company maintains an offsetting reinsurance recoverable related to these reserves (see note 9).

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

11.	Retirement and Other Employee Benefits

The Parent sponsors a defined benefit pension plan and certain other post retirement benefits covering employees and certain agents who meet eligibility requirements as to age and length of service. Plan assets of the defined benefits plans are not specifically identified by each participating subsidiary. Therefore, a breakdown of plan assets is not reflected in these consolidated financial statements. The Company has no legal obligation for benefits under these plans. The benefits are based on years of service and career compensation. The Parent’s pension plan funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Parent may determine to be appropriate from time to time up to the maximum permitted, and to charge each subsidiary an allocable amount based on its employee census. Pension costs allocated to the Company amounted to $5,327, $6,902 and $8,240 for 2008, 2007 and 2006, respectively.

The Company participates in a contributory profit sharing plan, sponsored by our Parent, covering employees and certain agents who meet eligibility requirements as to age and length of service. Benefits are payable to participants on retirement or disability and to the beneficiaries of participants in the event of death. For employees hired on or before December 31, 2000, the first 3% of an employee’s contribution is matched 200% by the company. The second 2% is matched 50% by the company. For employees hired after December 31, 2000, the first 3% of an employee’s contribution is matched 100% by the Company. The second 2% is matched 50% by the company. The amounts expensed under the contributory profit sharing plan were $5,927, $5,853 and $5,688 for 2008, 2007 and 2006, respectively.

With respect to retirement benefits, the Company participates in other health care and life insurance benefit plans (postretirement benefits) for retired employees, sponsored by the Parent. Heath care benefits, either through the Parent’s sponsored retiree plan for retirees under age 65 or through a cost offset for individually purchased Medigap policies for retirees over age 65, are available to employees who retire on or after January 1, 1993, at age 55 or older, with 10 years or more service. Life insurance, on a retiree pay all basis, is available to those who retire on or after January 1, 1993. The Company made contributions to the postretirement benefit plans of $1,152, $1,108 and $0 in 2008, 2007 and 2006, respectively, as claims were incurred. During 2008, 2007 and 2006 the Company incurred expenses related to retirement benefits of $1,284, $1,522 and $1,532, respectively.

12.	Deferred Policy Acquisition Costs

Information about deferred policy acquisition costs follows:

	December 31,
	2008	2007	2006
Beginning balance	$50,575	$63,571	$123,222
Transfer of Canadian business	—	—	(45,690)
Costs deferred	35,680	33,063	27,874
Amortization	(43,235)	(39,724)	(41,772)
Foreign currency translation	—	—	(63)
Cumulative effect of change in accounting principle for SOP 05-01 (Note 2)	—	(6,335)	—

Ending balance	$43,020	$50,575	$63,571

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

13.	Goodwill, VOBA and Intangibles

Information about goodwill, VOBA and intangibles are as follows:

	Goodwill for the Year Ended December 31,			VOBA for the Year Ended December 31,			Intangibles for the Year Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Beginning Balance	$156,817	$156,817	$164,643	$22,816	$26,667	$33,965	$27,273	$29,061	$30,622
Transfer of Canadian Business		—	(7,817)	—	—	(2,692)	—	—	—
Dental mergers (see Note 2)	—	—	—	—	—	—	—	—	218
Acquisitions (dispositions)	—	—	—	2,088	—	—	—	—	—
Amortization, net of interest accrued	—	—	—	(3,443)	(3,851)	(4,603)	(1,788)	(1,788)	(1,779)
Foreign currency translation	—	—	(9)	—	—	(3)	—	—	—

Ending Balance	$156,817	$156,817	$156,817	$21,461	$22,816	$26,667	$25,485	$27,273	$29,061

As of December 31, 2008, the majority of the outstanding balance of VOBA relates to the Company’s preneed business. VOBA in this segment assumes an interest rate ranging from 5.4% to 7.5%.

At December 31, 2008 the estimated amortization of VOBA for the next five years is as follows:

Year	Amount
2009	$2,678
2010	2,086
2011	1,863
2012	1,729
2013	1,550
Thereafter	11,555

Total	$21,461

Intangibles assets that have finite lives, including customer relationships, customer contracts and other intangible assets are amortized over their estimated useful lives. At December 31, 2008, the estimated amortization of intangibles with finite lives for the next five years is as follows:

Year	Amount
2009	$1,788
2010	1,788
2011	1,788
2012	1,788
2013	1,788
Thereafter	16,545

Total	$25,485

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

14.	Other Comprehensive (Loss) Income

The Company’s components of other comprehensive (loss) income net of tax at December 31 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2006	$(59)	$62,338	$62,279
Activity in 2007	59	(56,642)	(56,583)

Balance at December 31, 2007	—	5,696	5,696
Activity in 2008	—	(171,408)	(171,408)

Balance at December 31, 2008	$—	$(165,712)	$(165,712)

15.	Related Party Transactions

The Company receives various services from the Parent and its affiliates. These services include assistance in benefit plan administration, corporate insurance, accounting, tax, auditing, investment, information technology and other administrative functions. The fees paid to the Parent for these services for years ended December 31, 2008, 2007 and 2006, were $28,525, $27,581 and $27,803, respectively. Net expenses paid to affiliates were $25,324, $26,714 and $33,245, for the years ended December 31, 2008, 2007 and 2006. Information technology expenses were $22,451, $43,369 and $44,470 for years ended December 31, 2008, 2007 and 2006, respectively.

Administrative expenses allocated for the Company may be greater or less than the expenses that would be incurred if the Company were operating on its own.

As of April 1, 2008, the Company no longer assumes preneed business from UFLIC. The Company had assumed premiums from UFLIC of $8,146 and $9,838 in 2007 and 2006, respectively. Assumed reserves from UFLIC were $520,904 in 2007.

The Company assumes group disability business from its affiliate, Union Security Life Insurance Company of New York (“USLICONY”). The Company assumed $7,806, $6,813 and $6,916 of premiums from USLICONY in 2008, 2007 and 2006, respectively. The Company assumed $30,802 and $29,569 of reserves in 2008 and 2007, respectively, from USLICONY.

16.	Commitments and Contingencies

The Company and its subsidiaries lease office space and equipment under operating lease arrangements. Certain facility leases contain escalation clauses based on increases in the lessors’ operating expenses. At December 31, 2008, the aggregate future minimum lease payments under these operating lease agreements that have initial or non-cancelable terms in excess of one year are:

2009	$7,730
2010	7,402
2011	6,311
2012	1,691
2013	733
Thereafter	160

Total minimum future lease payments	$24,027

Union Security Insurance Company

Notes to Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(In thousands except share data)

Rent expense was $7,961, $8,277 and $8,713 for 2008, 2007 and 2006, respectively.

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. While the Company cannot predict the outcome of any pending or future litigation, examination or investigation and although no assurances can be given, the Company does not believe that any pending matter will have a material adverse effect individually or in the aggregate, on the Company’s financial condition, results of operations or cash flows.